Form 10-K
period 1996-03-31
LEASING TECHNOLOGY INC
filed 1996-07-15
CIK 812555

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended March 31, 1996

                  Commission File Number 0-18865

                 LEASING TECHNOLOGY INCORPORATED
      (Exact name of registrant as specified in its charter)

              UTAH                               87-0401400
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
 incorporation or organization)


    102 WEST 500 SOUTH, SUITE 400, SALT LAKE CITY, UTAH, 84101
   (Address of principal executive offices, including zip code)

                          (801) 363-8961
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) been subject to such
filing requirements for the past 90 days.  Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [   ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1996, (computed by the average "bid and ask" prices on such date):

                            $1,487,725

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding as of June 30, 1996
       Common Stock, par value $.001               36,704,644

Documents Incorporated by Reference:  NONE
<page 1>

                            I N D E X



                              PART I
Item 1.   Business.. . . . . . . . . . . . . . . . . . . . . . .2
Item 2.   Properties.. . . . . . . . . . . . . . . . . . . . . .7
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .7
Item 4.   Submission of Matters to a Vote of Security Holders. .8

                             PART II

Item 5.   Market for Registrant's Common Equity & Related
          Stockholder Matters . . . . . . . . . . . . . . . . . 8
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . .9
Item 7.   Management's Discussion & Analysis of Financial
          Condition & Results of Operations. . . . . . . . . . 10
Item 8.   Financial Statements and Supplementary Data. . . . . 12
Item 9.   Changes in and Disagreements with Accountants on
          Accounting & Financial Disclosure . . . . . . . . .  13

                             PART III

Item 10.  Directors and Executive Officers of the Registrant.. 13
Item 11.  Executive Compensation.. . . . . . . . . . . . . . . 14
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . 14
Item 13.  Certain Relationships and Related Transactions.. . . 15

                             PART IV

Item 14.  Exhibits, Financial Statements Schedules,
          and Reports . . . . . . . . . . . . . . . . . . . . 15
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  18


<page 2>



                            PART I


Item 1.   Business.

GENERAL

     Leasing Technology Incorporated ("LTI" or "the Company"), a Utah corporation, is primarily engaged in the venture capital business offering consulting expertise to selected business opportunities and, through its subsidiary, Golf Ventures, Inc., a publicly held Utah corporation ("GVIC"), it is engaged in developing certain residential and recreational real estate projects.

     In 1990, the Company acquired the Palm Lakes real estate development near St. George, Utah. In 1991, the name of the development was changed to the Red Hawk(R) Country Club and in 1994, the name was again changed to Red Hawk(R) International Golf & Country Club ("Red Hawk(R)"). Also in 1991, the Company purchased two residential developments in St. George consisting of condominiums, cottages, and single family dwelling lots known as Cotton Manor and Cotton Acres respectively.

     In December 1992, the Company assigned all of its real estate holdings in Red Hawk(R) , Cotton Manor and Cotton Acres to GVIC, a publicly held Utah Corporation, in exchange for 3,273,728 shares of GVIC common stock, which represented approximately 86% of GVIC's total outstanding shares. GVIC further agreed to assume all obligations related to the acquired real estate. On June 1, 1994, GVIC acquired an additional 54 acres of land adjacent to Red Hawk(R) for future development. GVIC is developing the real estate projects as initially anticipated by the Company.

     LTI's principal corporate offices are located at 102 West 500 South, Suite 400, Salt Lake City, Utah 84101 and its telephone number is (801) 363-8961.


RED HAWK(R)  INTERNATIONAL COUNTRY CLUB

     Red Hawk(R) International Golf & Country Club is a master-planned residential golfing and recreational community situated on 670 acres of land that, when completed, will include more than 945 building lots, a 27 hole golf course, tennis courts, swimming pools, and other recreational amenities. Red Hawk(R) is located in southwest Utah, three (3) miles southeast of St. George in the City of Washington, approximately 120 miles from Las Vegas, Nevada, and within a short drive of several national parks including Zion National Park and Bryce National Park. Red Hawk(R) is situated on rolling farm land surrounded on three sides by a horseshoe of rolling hills. This land has been used for several years as a farm known as "Stucki Farms," and the main crops grown and harvested have been apples, alfalfa and grapes.

     Irrigation water for the Red Hawk(R) land is obtained from two sources. First, from the rights owned in Hurricane Canal Company, La Verkin Bench Canal Company, and St. George Washington Field Canal Company. Irrigation rights are serviced by the St. George Washington Field Canal Company. The source of supply is Navajo Lake and the North Fork of the Virgin River in the Colorado River
drainage.   The second source of water is from ten existing wells on the Red
Hawk(R) property. These wells have a proven history of water capability of 4,968.30 acre feet of water per year. Management believe that sufficient water rights are available to accomplish all of Red Hawk's irrigation water needs.
<PAGE 3>

     Washington City recently completed construction of a storage tank for culinary (drinking) water in close proximity to Red Hawk(R), together with a water pumping station and delivery lines which run through GVI's property.
As a result, management believes that Red Hawk(R) will have adequate quantities of culinary water available.

     On March 30, 1990, the Company purchased, pursuant to an option agreement (as amended, the "Stucki Purchase Agreement") with Dr. Karl F. Stucki and Mrs. Marcia C. Stucki, Trustees of the Karl F. and Marcia C. Stucki Income Trust (the "Stuckis"), 487 acres of real property (the "Stucki Parcel") to be the site of the proposed Red Hawk(R) project. The total purchase price of the property was $3,000,000, payable (i) $25,000 in cash, (ii) $20,000 applied from LTI's prior purchase option payment, (iii) $90,000 from the assumption by LTI of the sellers' sales commission obligation, (iv) $1,906,000 by assignment of certain assets of LTI to the Stuckis (the "Assigned Assets"), and (v) $959,000 in the form of a trust deed note (the "Trust Deed Note"), payable $20,000 per month with a balloon payment originally due in January 1994. The Assigned Assets, comprised of certain notes receivable and other rights of LTI to receive payments under certain contracts, were transferred with full recourse to LTI. The combined $2,865,000 amount payable pursuant to the Trust Deed Note and the Assigned Assets (the "Stucki Payable") bears interest at the rate of 10% per annum and, under the terms of the Stucki Purchase Agreement, was payable in full in January 1994.

     A deed of trust in favor of the Stuckis securing the Company's obligations to them under the Stucki Payable (the "Deed of Trust") encumbers the Company's entire interest in the Stucki Parcel. Under the Stucki Purchase Agreement, subject to the fulfillment of certain conditions, the Stuckis will agree to release from the Deed of Trust, 75 lots selected by the Company located within the first phase of Red Hawk(R). The release of the 75 lots will occur upon the fulfillment of: (1) the Company securing permanent financing of $1,700,000 for development of Red Hawk(R); (2) the posting of a performance bond guaranteeing the Company's completion of improvements to 265 lots, related utilities and roads, and a golf course; and (3) improvements to the 75 lots are in place.
The Stuckis will retain a security interest in the remaining lots and are obligated to release one platted lot for each $10,000 of principal paid under the Stucki Purchase Agreement. The Stucki Purchase Agreement further restricts the Company from conveying its interest in the property without the written consent of the Stuckis and until the $1,700,000 in financing has been secured. As of this date, no permanent financing has been obtained and, therefore, no lots have been released from the effects of the Deed of Trust.

     Because it is necessary for the Company to satisfy the above conditions in order for the lots to be released from the effects of the related deed of trust, no lots may be sold to prospective purchasers and title thereto conveyed until permanent financing for the project is obtained. Thus, if the Company is unable to obtain such financing, no interest in the project may be sold or conveyed without the permission of or further concessions from the Stuckis.
In this event, the Company could possibly default on its agreement and the property would revert back to the Stuckis. It is for this reason that the Company's financial statements reflect the value of the land on a cash basis, whereby cost reflects the cash invested in the land and excludes the Trust Deed Note.

     During 1991 and 1992, due to the failure of payments under the Assigned Assets to materialize and the Company's poor cash flow position, the Company and the Stucki's entered into various modification agreements pursuant to which the monthly payments due under the Stucki Purchase Agreement were changed to $25,000 through August 1992 and $15,000 through December 1993, with a final balloon payment due in January 1994.

<PAGE 4>

     On December 31, 1992, pursuant to the terms of an Acquisition Agreement with GVI (the "LTI Real Estate Acquisition Agreement"), GVI acquired all of LTI's right, title and interest in and to the Stucki Purchase Agreement and assumed LTI's obligations thereunder.

     Since May 1994, following its failure to satisfy the Stucki Payable in full on January 31, 1994 in accordance with its terms, GVI has been continuing to make monthly payments of $25,000, inclusive of principal and interest. In consideration of accrued and unpaid interest on the Stucki Payable through June 1994, aggregating approximately $155,806, GVI issued 10,000 shares of its Common Stock to the Stuckis. Although a verbal modification agreement between the parties extended the due date of the Stucki Payable to January 1996, GVI has not satisfied such payment obligation. Since January 1996, GVI has continued to make $25,000 monthly payment to the Stuckis, all of which have been accepted. As of April 30, 1996, a balance of approximately $2,385,000 remains outstanding on the Stucki Payable, inclusive of principal and accrued interest.

     On July 5, 1996, GVI entered into a Further Modification Agreement whereby GVI, in exchange for the Stucki's extending repayment of the Stucki Payable, has agreed to pay the Stucki's a lump payment of $75,000 upon the execution of the Further Modification Agreement and will continue to pay $25,000 per month for the next two years. After two years the balance of the Stucki Payable shall be due and payable.

     In addition, the terms for the release of property from the Deed of Trust have been modified. The Stucki's have agreed to release from trust and transfer title to GVI approximately 200 acres of the Stucki parcel at a cost of $6,500 per acre. The title will be conveyed in two phases, the first phase, comprising approximately 45 acres, covers the land for the residential lots of Red Hawk. The second phase, comprises the balance of the 200 acres, covers the land required for the golf course. The transfer of title described above is subject to the reasonable satisfaction of the Stucki's that sufficient financing has been obtained by the Company to complete Phase I of Red Hawk.

     GVI owns two additional parcels of land contiguous with the Red Hawk(R) site which were not acquired from the Stuckis. One parcel, approximately 129 acres, was acquired by the Company from an unaffiliated third party and transferred to GVI in December 1992 under the LTI Real Estate Acquisition
 Agreement. The purchase price for the parcel was paid in full by delivery of 260,000 shares of the Company's common stock.

     On June 1, 1994, GVI directly purchased the second parcel from an unaffiliated third party, comprised of an additional 54 acres, for a purchase price of $500,000. The terms of the purchase were a $25,000 cash down payment, $25,000 payable 90 days from the closing, and annual payments of $100,000, with interest accruing at a rate of 8% per annum. The 54 acre parcel is intended to be used for commercial and higher density residential development.


Plan of Red Hawk(R) Operation For Next Twelve Months

     During the fiscal year ending March 31, 1997, the Company will continue to assist GVI in its efforts to acquire permanent financing for developing Phase I of Red Hawk(R). All projected dates set forth below are dependent upon GVI's ability to secure the necessary funding, either through outside financing or from the additional sale of securities.

     Engineering, and planning and architecture of Phase I of the golf course and country club project commenced on October 1990 and is now completed. Phase I is anticipated to consist of development and sale of 114 estate lots, 7
<PAGE 5>

cottages, 5 corporate villas, and construction of the first 18 holes of the golf course, a double driving range, irrigation, lakes and infrastructure for utilities. Actual construction to date has been limited to laying out the initial 18 holes of the proposed golf course. Preliminary cost estimates for development of Phase I have been obtained from engineers, architects and planners. Costs for Phase I are projected at approximately $7,500,000 which are directly related to construction of an 18 hole golf course, residential units, the driving range, irrigation, lakes and infrastructure for utilities, improvements, professional and consulting fees, advertising and promotion, and overhead.

     GVI has received cost estimates for the installation of the off-site sewer. As Washington City owns and is responsible for sewer lines, the Company must negotiate with the City with respect to the construction and payment of the sewer line. Construction costs are estimated to be approximately $1,000,000 for the off-site sewer. GVI estimates that an additional $135,000 will be required for construction of a gas line. There is a possibility that future expenditures for on-site electric power will be necessary; however, this has not been determined and no estimates of costs will be obtained until future demands are assessed. In addition, GVI estimates payments to the City of approximately $130,000 in connection with the City's recent construction of off-site and on-site water lines and a pumping station.

     In order to complete the subdivision of the real estate, it is required that GVI file with Washington City, for approval and recordation the master plan of the project, including a master utility and land plan prepared by a licensed engineer. Because the subdivision of the land will be in phases, it is also required that the first phase master plan be filed with the City for approval and recordation. Approval of the master plan has been given by the Washington City Planning and Zoning Commission. Permits have been received for the grading plan and construction on the first 18 holes of the golf course and Phase I of the real estate. Construction began on July 8, 1996.

     The final plat will be recorded upon completion of installation of improvements and/or bonding of Phase I. No other permits or authorization are required until after filing of the final plat for Phase I at which time building permits will be obtained from Washington City.

     As funding becomes available, it is anticipated that approval from the various governmental agencies involved and necessary bonding for all on-site lot improvements will be received. Construction for all off-site and on-site improvements should commence as soon as practical thereafter. On site-improvements are estimated to be $14,000 per lot, or a total of $1,596,000 for the 114 total lots in Phase I.

     Gene Bates, golf course architect, has designed the proposed 27-hole golf course for a total consulting fee of $250,000, to be paid in installments until completion of the golf course. Revised plans of the course were completed in May 1994, and construction of the course is planned to begin following receipt of development financing for Red Hawk(R). Completion time for the golf course is estimated at between fifteen to eighteen months from the date construction commences. Reservations are being taken for residential lots in Red Hawk(R) and an intensive sales program will commence upon the start of construction. A final bid has been received estimating that the golf course will cost approximately $3,750,000 for the initial 18 holes and the driving range.

     COTTON MANOR AND COTTON ACRES

     In September 1991, the Company purchased for an aggregate purchase price of $2,592,050, two real estate developments located in St. George, Utah, consisting of approximately 80 contiguous acres that included an existing condominium development known as Cotton Manor, and a single residence development known as Cotton Acres. At the time of the acquisition, the two developments consisted of both developed and undeveloped lots. One of the shareholders of Property Alliance, Inc. ("Property Alliance"), the seller of the developments, was Duane H. Marchant, who in January 1993 became President and Chief Executive Officer of GVI.
<PAGE 6>

     Cotton Manor, a 19 acre development, currently includes 28 completed condominiums (one two-story building with 16 units and three one-story four-plexes). All twenty-eight of the completed units have been sold (15 by the prior owner), except for two units which are used as sales offices by GVI. Cotton Manor has several existing recreational facilities including swimming pool, tennis courts, and a putting green.

     GVI currently intends to build an additional 102 cottages as marketing of the project develops. Each cottage is part of a single, detached planned unit development (PUD). Two cottage models have been completed, one of which has been purchased by Duane H. Marchant. Approval to construct the first 19 cottages has been obtained from the City of St. George. Water, sewer and power lines for the 19 units are currently being constructed and are expected to be completed by June 30, 1996. GVI has recently commenced marketing of the cottages and believes that the initial 19 cottages can be sold within approximately two years. All city utilities are available to the property including sewer and water, electricity and natural gas. Building permits will be obtained from the City of St. George as needed. Following the sale of the 19 units, known as Phase IV, GVI intends to commence marketing and developing additional Phases.

     Cotton Acres is a 61 acre development consisting of 259 lots. All 200 lots in Phases I-IX have been sold as of April 30, 1996 and dwelling units on such lots have been completed. Phase X, consisting of 19 lots, is currently under development. GVI intends to pre-sell these lots prior to actual construction and believes that the lots can be sold within approximately one year.

     The total purchase price for Cotton Manor and Cotton Acres under the Sales Agreement between Property Alliance and the Company was $2,592,050, payable as described below. LTI made an initial payment of $23,601 at the time of the acquisition and assumed various obligations of Property Alliance related to the acquired properties including, (i) a promissory note with an outstanding balance of $277,304, payable $30,000 per year, (ii) a promissory note with an outstanding balance of $101,145, which has been paid in full and (iii) a Special Improvement District (SID) obligation estimated at $53,000, of which $36,000 has been paid through April 30, 1996. The Company also delivered to Property Alliance a trust deed note in the principal amount of $1,387,000, bearing interest at the rate of 10% per annum, which note is secured by a trust deed covering the conveyed properties. A portion of the principal on the trust deed note was payable in six annual installments of $120,000 through February 1, 1997 and interest is payable in shares of LTI common stock. In addition, the Sales Agreement requires mandatory prepayments of 75% of the gross proceeds from the sale of the acquired assets plus $2,000 from the sale of each Red Hawk(R) lot. Although the Company did not make payments on the trust deed note on the foregoing terms, the Company and GVI have made various oral arrangements with Property Alliance, described below, with respect to such payments.

     On December 31, 1992, pursuant to the LTI Real Estate Acquisition Agreement, GVI assumed all of LTI's right, title and interest in Cotton Manor and Cotton Acres and assumed the related liabilities, including the Company's outstanding obligations to Property Alliance described above. On June 30, 1994, Property Alliance, GVI and the Company entered into a modification of the original Sales Agreement under which, in consideration of Property Alliance extending the due date of the first four annual payments on the Note (aggregating $480,000) until July 31, 1995, GVI is obligated to make a mandatory prepayment on the Note of $5,000 (rather than $2,000) for each Red Hawk(R) lot sold by GVI. In addition, GVI is obligated to pay Property Alliance, as a mandatory prepayment on the Note, $175,000 from the first $1,000,000 of financing proceeds GVI secures for development of Red Hawk(R).
As of March 31, 1996 the principal balance of the trust deed note was $721,502 and accrued interest, payable with LTI common stock, was $410,500.
<PAGE 7>

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     No information is presented as to industry segments. The Company, through its subsidiary GVIC, is presently engaged in the principal business of developing residential and recreational real estate projects. Reference is made to the statements of operations included herein in response to Part IV,
Item 14 of this Form 10-K for a statement of the Company's revenues and operating profit (loss) for the past three fiscal years.

Item 2.        Properties.

     The Company's principal place of business is an office located at 102 West 500 South, Suite 400, Salt Lake City, Utah 84101. This office facility consists of approximately 2,150 square feet and is being leased pursuant to a 24-month lease expiring on May 31, 1997 for a monthly lease payment of $2,407. The Company shares this office space with GVI. The Company and GVI have an oral agreement pursuant to which GVI pays the rent and certain related overhead charges for both companies and the Company pays the salary of certain of GVI's employees who provide part-time services to the Company. Historically, the value of the rent and overhead charges paid by GVI attributable to the Company have been approximately equal to the value of the services provided by GVI employees on behalf of the Company.

     The Company's real estate holdings are comprised of one recreational and residential development consisting of approximately 670 acres near St. George, Utah named Red Hawk(R) International Golf & Country Club, and two residential developments in St. George, Utah aggregating approximately 80 acres known as Cotton Manor and Cotton Acres. See "Item 1. Business."


Item 3.   Legal Proceedings.

     On July 19, 1993, the Company became the subject of a formal order of investigation captioned "In the Matter of Leasing Technology, Inc. (NY-6027)" issued by the Securities and Exchange Commission. The order states that the Commission deems certain acts and practices to be in possible violation of
Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a) and 15(c) of the Securities Act of 1934, and various rules thereunder. The Company is unaware of the circumstances concerning the order entered against LTI; furthermore, the Company has had no communication with the SEC regarding this matter since 1994, and therefore, cannot make a judgement as to the possible effect on the Company of the investigation.

     On July 26, 1994, the Company was served with a complaint entitled "Aksglade, et al. vs. Leasing Technology, Incorporated, et al.," civil number 94C 345S, filed in the United States District Court for the District of Utah, Central Division. The complaint alleges that the Company and certain other entities and individuals, including GVIC and the officers and directors of the Company and GVIC, acted in a manner that caused unregistered shares of the Company's common stock to be sold in the European marketplace to the plaintiffs at prices above actual trading prices. The complaint further alleges that certain affiliates of the Company failed to disclose that certain affiliates of the Company were selling stock in Europe at prices above actual trading prices and without disclosing their affiliation with the Company. The plaintiffs seek damages of $1,386,535 and other exemplary and punitive damages. The Company believes that this case has been settled. Counsel for the plaintiff has the signed settlement stipulations and indicates that they will be delivered to the judge for his signature.

     The Company is not a party to any other material, pending legal proceeding and no such action by, or to the best of its knowledge, against the Company or any of it's officers or directors, has been contemplated or threatened.
<PAGE 8>


Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ending March 31, 1996.


                             PART II

Item 5.   Market for Registrant's Common Equity & Related Stockholder Matters.

     The Company's common stock is currently traded in the over-the-counter market on the Electronic Bulletin Board under the symbol LEST. The Company intends to apply to have its common stock listed for trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ), although there is no assurance that such listing will be obtained.

     The following table represents the average range of high and low bid quotations for the calendar quarters indicated since the first quarter of 1994.

         Calendar Quarters                    High Bid     Low Bid

         1994
         1st Quarter                              0.34        0.25
         2nd Quarter                              0.25        0.06
         3rd Quarter                              0.14        0.05
         4th Quarter                              0.13        0.06

         1995
         1st Quarter                              0.19        0.13
         2nd Quarter                              0.50        0.25
         3rd Quarter                              0.13        0.06
         4th Quarter                              0.19        0.06

         1996
         1st Quarter                              0.19        0.06
         2nd Quarter                              0.19        0.06

    The foregoing quotations were obtained from broker-dealers and market makers who provide daily reports of the NASD Electronic Bulletin Board. The above quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

    As of June 30, 1996, the Company has 36,704,644 shares of its common stock issued and outstanding, and there are 1,425 shareholders, which figures do not take into consideration those shareholders whose certificates are held in the name of broker-dealers.

    As of the date hereof, the Company has not paid or declared any cash dividends. The Company can give no assurance that it will generate future earnings from which cash dividends can be paid. Future payment of dividends by the Company, if any, is at the discretion of the Board of Directors and will depend, among other criteria, upon the Company's earnings, capital requirements,
<page 9>

and its financial condition as well as other relative factors. Management has followed the policy of retaining any and all earnings to finance the development of its business. Such a policy is likely to be maintained as long as necessary to provide working capital for the Company's operations.

Item 6.   Selected Financial Data.

    The following selected financial data for the past five fiscal years is an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


    Income Statement Data


                                            For Years Ending March 31,
                            ----------------------------------------------------------

                          1996         1995          1994           1993          1992
                         ------       ------        ------         ------        ------
Total income          $837,571     $657,890      $664,741       $373,183       $731,976
Total cost of sales    512,528      410,193       537,255        289,049        675,456
Gross profit           325,043      247,697       127,486         84,134         56,520
Total general &
 administrative
 expenses            4,240,465      800,106       809,145        762,075        580,649
Net operating
 income (loss)      (3,915,422)    (552,409)     (681,659)      (677,941)      (524,129)
Total other income
   and (expenses)      129,277       22,316        90,986       (250,969)        64,665
Less provision for
 (income tax) benefit     -            -             -               -           99,901
Income (loss) from
   discontinued
   operations                          -         (123,421)      (555,325)    (1,867,947)
Net income or (loss)(3,786,145)    (530,093)     (714,094)    (1,484,235)    (2,227,510)
Income (loss) per
  share               $(0.11)        $(0.03)       $(0.02)       $(0.18)       $(0.29)
Weighted number
  of shares
  outstanding      $33,488,244   18,577,936    14,323,015      8,174,778      7,647,609


    Balance Sheet Data


                                             As of March 31,
                         --------------------------------------------------------------
                         1996         1995           1994          1993            1992
                        ------       ------         ------        ------          ------
Working Capital        $370,989    $(878,288)     $(64,179)      $508,152       $298,372
Total assets          6,984,871    5,723,404     4,526,583      6,151,112      6,093,988
Short term debt         185,775    1,635,928     1,051,385      2,013,340      1,560,527
Long term debt        2,571,058    1,526,278     1,060,264      1,187,815      1,608,279
Minority interest          -           -             -            337,362         61,273
Total stockholder's
  equity              3,005,871    2,561,198     2,414,934      2,612,595      2,863,909
- ------------

<page 10>

Item 7. Management's Discussion & Analysis of Financial Condition & Results of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued no new statements during 1995 and 1996 whose adoption by the Company would have a material impact on the financial statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the three most recent fiscal years, the percentage relationship to total revenues of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis. During the fiscal year ended March 31, 1994, the Company reduced ownership in its subsidiary TKI whereby it became a minority shareholder in TKA, the successor to TKI, and no longer has control of TKI or TKA. All information below reflects the Company's investment in TKI under the equity method.

                                       Fiscal Year Ended March 31,
                                        1996          1995           1994
Total income                             100%          100%           100%
Cost of sales                             61            62             81
Gross Profit                              39            38             19
General and Administrative
  expenses                               506           122            122
Net operating income
  (loss)                                (467)          (84)          (103)
Other income and (expenses)               15             3             14
Less provisions for
  (income tax) benefit                     -             -              -
Income (loss) from discounted
  operations                               -             -            (18)
Net income (loss)                       (452)          (81)          (107)



For the Year Ended March 31, 1996, Compared to the Year Ended March 31, 1995.

     Total income for the fiscal year ended March 31, 1996 ("fiscal 1996") increased $179,681, or 27%, to $837,571, compared with $657,890 for the fiscal year ended March 31, 1995 ("fiscal 1995"). Income is comprised of the sale of lots from Cotton Acres and condominiums from Cotton Manor and the sale of GVI stock. During fiscal 1996, 20 lots were sold at an average price of $24,000 and 3 condominiums were sold at an average price of $84,700. During the comparable prior year period, 33 lots were sold at an average price of $19,000 and no condominium units were sold. Additionally, the Company sold GVI stock realizing a gain of $149,463. This stock was received from GVI in exchange for land transferred to GVI in 1992. The stock was valued at $1.20 per share by the Company.

     Cost of sales increased by $102,335, or 25%, to $512,528 for the fiscal year ended March 31, 1996 from $410,193 for fiscal 1995. As a percentage of total income, cost of sales decreased to 61% from 62%. Gross profit increased $77,346, or 31%, to $325,043 during fiscal 1996 from $247,697 during fiscal 1995. Gross profit as a percentage of total income increased to 39% from 38% in fiscal 1995.

     General and administrative expenses increased $3,440,359, or 430%, to $4,240,465 during fiscal 1996 from $800,106 during fiscal 1995. The increase was principally attributable to (i) GVI's issuance in exchange for financial services of 2,835,000 shares of GVI stock valued at $1.00 per share, (ii) 350,000 shares of GVI stock issued by GVI in exchange for promotional services
<page 11>

and valued at $1.00 per share, and (iii) to a lesser extent, the cost of settling a legal matter. The exchanges of shares for services was recorded as an expense in the current financial period.

     The Company had other income of $129,277 during fiscal 1996 compared with $22,316 during fiscal 1995. Such income relates principally to the collection of an account receivable previously written off, interest income from real estate receivables and home owner association fees collected from Cotton Manor.

     The Company experienced a net loss of $3,786,145 in fiscal 1996 compared with a net loss of $530,093 in fiscal 1995.

For the Year Ended March 31, 1995, Compared to the Year Ended March 31, 1994.

     Total income for the fiscal year ended March 31, 1995 ("1995") decreased $6,851 or 1% to $657,890, compared to $664,741 for the fiscal year ended March 31, 1994 ("1994"). Income is comprised of the sale of lots from Cotton Acres and condominiums from Cotton Manor. During 1995, 33 lots were sold at an average price of $19,000. During 1994, 28 lots were sold at an average price of $17,000, and three condominiums were sold at an average price of $53,000.

     Cost of sales decreased 24%, or $127,062, from $537,255 for 1994 to $410,193 for 1995. As a percentage of total income, cost of sales decreased from 81% to 62%. This decrease is a result of the lots and condominiums sold in 1994 being originally acquired in a partially developed state, at a higher cost than the cost now incurred by the Company to develop lots from raw ground. The latter being the case for lots sold in 1995. Correspondingly, gross profit increased from 19% of total income in 1994 to 38% in 1995. The increase is $120,211, or 94%.

     General and administrative expenses decreased 1%, or $9,039, to $800,106 in 1995 from $809,145 in 1994 and as a percentage of total income there was no material change.

     The Company had other income of $22,316 in 1995 compared to $90,986 for 1994. The decrease is due to previously written off deferred income which was received as a gain in 1994 and higher interest income in 1994 from notes receivable collected in 1994.

     The Company experienced a net loss of $530,093 in 1995, compared to a loss of $714,094 in 1994. The decreased loss is due to the reduction in cost of sales and the losses from discontinued operations recorded in 1994 and not incurred in 1995.



LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had total assets of $6,984,871 and total stockholders equity of $3,005,871 compared with total assets of $5,723,404 and total stockholders equity of $2,561,198 at March 31, 1995. The increase in total assets is due to the capitalization of development related interest and the increase in current assets described below. Total liabilities at March 31, 1996 increased $816,794, 26%, from $3,162,206 to $3,979,000. The increase is due to an increase in current liabilities explained below.

     As of March 31, 1996, the Company had total current assets of $1,688,931 and total current liabilities of $1,317,942 which results in a current ratio of 1.28:1, compared to a current ratio of 0.46:1 as of March 31, 1995. The current
<page 12>

ratio increase was due to the substantial increase in year end cash of $773,750, or 4,553%, to $790,744 from $16,994 as of March 31, 1995. The increase in cash reflected proceeds from the sale of preferred stock to Banque SCS. Real estate inventory as of March 31, 1996 also increased $151,815, or 25%, to $748,010 due primarily to the construction of one completed townhome and one partially completed townhome in the Cotton Manor development. The townhomes will be used as models until they are sold.

     Current liabilities increased $838,028, 51%, over the prior year due to an increase in interest of $393,186, 248%, related to an adjustment from prior periods, new construction loans of $185,775 for the two townhome models in the Cotton Manor development and an increase in accounts payable of $196,023, 34%.

     The Company has historically satisfied its cash needs through the sale of real estate and private placements of preferred stock for cash. During 1996, the Company's subsidiary GVI raised $968,666 from the sale of preferred stock and sold $734,675 of real estate in Cotton Manor and Cotton Acres. In June of 1996, GVI completed a 504 offering. Net proceeds to GVI were $889,424. Also in June, GVI borrowed $2,000,000 from Miltex Industries of Geneva, Switzerland. With this cash, GVI has refinanced its land debt and escrowed sufficient funds to allow Granite Construction to break ground on Phase I of the Red Hawk(R) project in July of 1996.

     Completion of Phase I in Red Hawk and the subsequent sale of lots in Phase I will depend largely on GVI, with assistance from the Company, being able to raise additional funds, preferably long term financing. GVI will also continue to develop and sell lots and townhomes in the Cotton Manor/Acres developments.


Item 8.   Financial Statements and Supplementary Data.

     The Following financial statements and documents are filed herewith on the pages listed below, as part of Part II, Item 8 of this report.

Document                                              Page
  1.   Financial Statements and Accounts Report:
         Independent Auditor's Report                  F-1

       Consolidated Financial Statements:
         Consolidated Balance Sheets                   F-2

         Consolidated Statements of Operations and
         Accumulated Deficit for the Years Ended
         March 31, 1995, 1994 and 1993                 F-4

         Consolidated Statements of Cash
         Flows for the Years Ended
         March 31, 1995, 1994 and 1993                 F-5

         Notes to Consolidated Financial Statements
         Notes 1 through 12                            F-7

  2.   Financial Statement Schedules

         Schedule VIII - Valuation and
         Qualifying Accounts                          S-1

         Schedule X - Supplementary Income
         Statement Information                        S-1
<page 13>
         Schedule XI - Real Estate and
         Accumulated Depreciation                     S-2




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  This item is not applicable.



                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

  All directors of the Company serve a term of one (1) year until the next Annual Shareholders Meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Vacancies in the existing board are to be filled by a majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

  The following table sets forth the name and office held by each director and officer of the company, followed by a brief resume of each individual.

    NAME                          AGE   POSITION HELD
    George H. Badger              65    President, Chief Executive Officer and
                                        Director
    Stephen B. Spencer            40    Secretary/Treasurer and Director


    GEORGE H. BADGER, President, Chief Executive Officer and a Director of the Company, is a graduate from Brigham Young University with a BS Degree in Political Science and a LLD Degree from the University of Utah in 1961. Mr. Badger has been associated with the Company since its inception in 1983 and has served as a director since June, 1992, and has been President since 1993.

    STEPHEN B. SPENCER, Secretary/Treasurer and a Director of the Company, is a Certified Public Accountant and has been the Controller of LTI since 1990.
From 1988 to 1990, he worked for Mrs. Fields, Inc. as an Assistant Financial Controller and then Controller, and from 1985 to 1988, he was the Director of Operations for the Salt Lake Convention and Visitors Bureau. Mr. Spencer became a director of the Company in June, 1991. Mr. Spencer is also the Secretary/Treasurer and director of Golf Ventures, Inc., a subsidiary of the Company and a publicly traded corporation.
<page 14>
        During the past five years, none of the officers and/or directors of the Company, nor any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject of any order, judgement or decree involving the violation of any state or federal securities laws.


Item 11.  Executive Compensation.

Executive and Director Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

    The following table sets forth a summary of cash and non-cash compensation for each of the last three fiscal periods ended March 31, 1996, 1995, and 1994, with respect to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                    Summary Compensation Table
                                              Other           All
Name and                                      Annual         Other
Principal Position Year    Salary   Bonus  Compensation   Compensation
George H. Badger,  1996  $ 50,400  $ -0-     $ -0-          $ -0-
President & CEO    1995  $ 50,400  $ -0-     $ -0-          $ -0-
                   1994  $ 50,400  $ -0-     $ -0-          $ -0-


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth information, to the best knowledge of the Company, as of June 30, 1994, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock;
(ii) each director; and (iii) all current directors and executive officers as a group.




NAME AND ADDRESS OF                  NUMBER OF            PERCENT
BENEFICIAL OWNER                    SHARES OWNED         OF CLASS

Banque SCS Alliance SA                18,966,704        51.67%
P.O. Box 880
12111 Geneva 3
Switzerland

George H. Badger *                     2,619,740           7.14%
102 West 500 South
Suite 400
Salt Lake City, UT  84101
<page 15>

Stephen B. Spencer, Trustee*              3,216,400           8.76%
102 West 500 South
Suite 400
Salt Lake City, UT  84101

Don Pickett, agent for                    2,517,194           6.86%
Mindon Investment and The Stella Trust
P. O. Box 58548
Salt Lake City, UT  84101

All Officers and Directors as a Group     5,836,140          15.90%
- ---------------
*Denotes Officer and Director of the Company


Item 13.  Certain Relationships and Related Transactions.

     Since the beginning of the Company's last fiscal year, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.


                             PART IV


Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

            (a) 1. Financial Statements:

                   Independent Auditor's Report. . . . . . . .F-1

                   Consolidated Balance Sheets for
                   March 31, 1996 and 1995                    F-2

                   Consolidated Statements of Operations
                   and Accumulated Deficit for the Years
                   Ended March 31, 1996, 1995 and 1994        F-4

                   Consolidated Statements of Cash Flows for
                   the Years Ended March 31, 1996, 1995
                   and 1994                                   F-5

                   Notes to Consolidated Financial
                   Statements                                 F-7

                2. Financial Statement Schedules

                   Included in Part IV of this Report

                   Schedule VIII - Valuation and Qualifying
                   Accounts                                   S-1

                   Schedule X - Supplementary Income
                   Statement Information                      S-1
<page 16>

                   Schedule XI - Real Estate and Accumulated
                   Depreciation                               S-2

                   Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

            (a) 3. Exhibits

                   The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

       Exhibit No. Exhibit Name


           3.1 (1) Articles of Incorporation
           3.2 (2) Amendment to Articles of Incorporation
           3.3 (1) By-Laws
          10.1 (1) Agreement with TechKNOWLOGY, Inc.
          10.2 (1) Financing Agreement
          10.3 (1) Exchange of Shares Agreement
          10.4 (1) Option Contract
          10.5 (1) Extension to Option Contract
          10.6 (1) Further Amendment to Option Agreement
          10.7 (1) Purchase Agreement
          10.8 (1) Amendment to Purchase Agreement
          10.9 (1) Addendum to Purchase Agreement
         10.10 (1) Purchase Agreement (Stella Trust)
         10.11 (2) Agreement of Joint Project
         10.12 (2) Amendment to Agreement of Joint Project
         10.13 (2) Dynamic American Option
         10.14 (2) Land Sale Agreement
         10.15 (2) Assignment of Trust Deed and Trust Deed Note
         10.16 (2) Promissory Note (Johnson)
         10.17 (3) TKI Dealer Agreement
         10.18 (4) Modification Agreement
         10.19 (4) Land Sales Agreement (Mindon)
<page 17>

         10.20 (4) Sales Agreement (Property Alliance)
         10.21 (5) Assignment Agreement
         10.22 (6) Agreement with The Stella Trust and Mindon
                   Investments (Pickett Group)
         10.23 (6) Acquisition Agreement with Golf Ventures, Inc.
         10.24 (6) Settlement Agreement and General Release (TKI)
          16.1 (2) Letter Regarding Change in Certifying Public Accountant
          21.1     Subsidiaries
          99.1 (2) List of Third Party Loans to TechKNOWLOGY, Inc.
           (28.1)*
          99.2 (2) Lease of LTI Office
           (28.2)*
          99.3 (2) Financial Statements for years ended March 31, 1989, 1988 and 1987, and (28.3)* quarter ended June 30, 1989, as prepared by Dale K. Barker Co., P.C.
          99.4 (4) Class "A" Preferred Stock
           (28.4)*
          99.5 (4) Debenture
           (28.5)*


               (1) Incorporated by reference to the Form 10 Registration
                   Statement filed with the Commission October 16, 1990, File No. 0-18865.
               (2) Incorporated by reference to Amendment No. 1 to Form 10
                   Registration Statement filed with the Commission May 23, 1991, File No. 0-18865.
               (3) Incorporated by reference to Amendment No. 2 to Form 10
                   Registration Statement filed with the Commission August 12, 1991, File No. 0-18865.
               (4) Incorporated by reference to Amendment No. 3 to Form 10
                   Registration Statement filed with the Commission November 13, 1991, File No. 0-18865.
               (5) Incorporated by reference to Amendment No. 4 to Form 10
                   Registration Statement filed with the Commission February 13, 1992, File No. 0-18865.
               (6) Incorporated by reference to Form 10-K for the year ended
                   March 31, 1993
               (*) Exhibits previously filed as Exhibits 28.1 through 28.5 are now depicted as 99.1 through 99.5.



(b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1995.

<page 18>

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LEASING TECHNOLOGY INCORPORATED
                                            (Registrant)

                 BY:         /s/ GEORGE H. BADGER
                 ---------------------------------------
                             GEORGE H. BADGER, President







Dated:           July 10, 1996
- -------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    Signature                             Title                  Date
- ----------------------        ---------------------------    --------------

                               President, Chief Executive
  /s/ George H. Badger         Officer and Director           July 10, 1996

 GEORGE H. BADGER              (Principal Executive Officer)

                               Secretary/Treasurer and
 /s/ Stephen B. Spencer        Director (Chief Financial      July 10, 1996
 STEPHEN B. SPENCER            Officer, Chief Accounting
                               Officer and Controller)

<page 19>


                   INDEPENDENT AUDITORS' REPORT



Board of Directors
Leasing Technology Incorporated
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Leasing Technology Incorporated at March 31, 1996 and 1995 and the related consolidated statements of operations, accumulated deficit, and cash flows for the years ended March 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Leasing Technology Incorporated at March 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended March 31, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules on pages S-1 through S-2 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Jones, Jensen & Company
July 5, 1996
<page 20>



                 LEASING TECHNOLOGY INCORPORATED
                   Consolidated Balance Sheets

                              ASSETS
                                                         March 31,
                                                  ----------------------
                                                     1996          1995
                                                  ----------   ---------
CURRENT ASSETS

  Cash                                        $   790,744      $  16,994
  Accounts receivable (Note 1)                     92,153        144,451
  Inventories (Note 1)                            748,010        596,195
  Marketable securities                            58,024            -
                                               ----------       --------
      Total Current Assets                      1,688,931        757,640
                                               ----------       --------

PROPERTY AND EQUIPMENT (Note 1)

  Rental property                                  17,852         17,852
  Non-rental property                              52,414         43,919
                                                 --------       --------
  Total depreciable assets                         70,266         61,771
  Less: accumulated depreciation                  (63,901)       (60,128)
                                                 --------       --------
      Net Property and Equipment                    6,365          1,643
                                                 --------       --------

OTHER ASSETS

  Land held for development, net of
   long-term commitment payable (Notes 1,7)     5,287,605      4,962,151
  Deposits                                          1,970          1,970
                                                ---------      ---------
     Total Other Assets                         5,289,575      4,964,121
                                                ---------      ---------
      TOTAL ASSETS                              $6,984,871     $5,723,404
                                                ==========     ==========

 The accompanying notes are an integral part of these financial statements.
<page 21>


                  LEASING TECHNOLOGY INCORPORATED
                    Consolidated Balance Sheets


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

                                                             March 31,
                                                    -------------------------
                                                        1996           1995
                                                    ---------       ---------
CURRENT LIABILITIES

  Accounts payable - trade                        $   765,956       $   569,933
  Accrued interest payable                            551,986           158,800
  Current portion of notes payable (Note 4)         1,156,014           907,195
                                                  -----------        ----------
     Total Current Liabilities                      2,473,956         1,635,928
                                                  -----------        ----------

LONG-TERM DEBT

  Commission payable (Note 7)                         90,000             90,000
  Notes payable (Note 4)                           1,415,044          1,436,278
                                                  ----------         ----------
     Total Long-Term Debt                          1,505,044          1,526,278
                                                  ----------         ----------
     Total Liabilities                             3,979,000          3,162,206
                                                  ----------         ----------

COMMITMENTS AND CONTINGENCIES (Note 9)                 -                   -
                                                  ----------         ----------
MINORITY INTEREST (Note 1)                             -                   -
                                                  ----------         ----------

STOCKHOLDERS' EQUITY (NOTE 5)


  Preferred stock, par value $0.001 per share:
   10,000,000 shares authorized; issued and
   outstanding: 102,220 and 102,220 Class B
   shares, 150,000 and 150,000 Class C shares,
   -0- and -0- Class A shares at March 31, 1996
   and 1995, respectively (in order of liquidation
   rights) (See Note 8)                                  252                 252
  Common stock, par value $0.001 per share:
   125,000,000 shares authorized; issued and
   outstanding: 36,704,644 and 36,704,644 shares
   issued and 33,488,244 and 33,488,244 shares
   outstanding at March 31, 1996 and 1995,
   respectively                                         36,705            36,705
  Additional paid-in capital                        11,910,212         7,679,394

  Accumulated deficit                               (8,941,298)       (5,155,153)
                                                    ----------         ---------
      Total Stockholders' Equity                     3,005,871         2,561,198


      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 6,984,871       $ 5,723,404
                                                   ===========       ===========

The accompanying notes are an integral part of these financial statements.

<page 22>

                  LEASING TECHNOLOGY INCORPORATED
   Consolidated Statements of Operations and Accumulated Deficit



                                               For the Years Ended March 31,
                                       -----------------------------------------
                                            1996            1995           1994
                                       ------------     ----------     ---------
INCOME
  Sales - real estate                  $    734,675     $  629,750     $   638,750
  Sales - other                             102,896         28,140          25,991
                                        -----------     ----------     -----------
     Total Income                           837,571        657,890         664,741
                                        -----------     ----------     -----------

COST OF SALES
  Cost of Sales - real estate               512,528        410,193         537,255
                                        -----------     ----------     -----------
     Total Cost of Sales                    512,528        410,193         537,255
                                        -----------     ----------     -----------
     Gross Profit                           325,043        247,697         127,486
                                        -----------     ----------     -----------

GENERAL AND ADMINISTRATIVE EXPENSE
  Depreciation and amortization               3,773         10,658          15,403
  General expenses                        4,236,692        789,448         793,742
                                          ---------      ---------      ----------
     Total General and Administrative
       Expense                            4,240,465        800,106         809,145
                                          ---------      ---------       ---------
     Net Operating Income (Loss)         (3,915,422)      (552,409)       (681,659)
                                          ---------      ---------       ---------
OTHER INCOME AND (EXPENSES)
  Interest income                             5,683         10,303          42,982
  Gain on sale of assets                    149,463         40,741          68,588
  Interest expense                          (25,869)       (28,728)        (20,584)
                                          ---------      ---------        --------
     Total Other Income and (Expenses)      129,277         22,316          90,986
                                          ---------      ---------        --------
NET INCOME (LOSS) BEFORE INCOME TAX
  AND DISCONTINUED OPERATIONS            (3,786,145)      (530,093)       (590,673)
  Less provisions for (income tax) benefit      -             -                 -
  Income (loss) from discontinued operations    -             -           (123,421)
                                          ---------      ---------        ---------
NET INCOME (LOSS)                        (3,786,145)      (530,093)       (714,094)

DISPOSAL OF SUBSIDIARY                         -              -            382,952

BEGINNING ACCUMULATED DEFICIT            (5,155,153)    (4,625,060)     (4,293,918)

ENDING ACCUMULATED DEFICIT              $(8,941,298)   $(5,155,153)    $(4,625,060)
                                        ===========    ===========     ===========
EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK                          $   (0.11)        $  (0.03)    $    (0.02)
                                        ============    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                     33,488,244     18,577,936      14,323,015
                                         ==========     ==========      ==========

The accompanying notes are an integral part of these financial statements.

<page 23>


                                LEASING TECHNOLOGY INCORPORATED
                            Consolidated Statements of Cash Flows

                                            For the Years Ended March 31,
                                       -------------------------------------------
                                         1996              1995             1994
                                       --------         --------           -------
OPERATING ACTIVITIES

  Net Income (Loss)                  $(3,786,145)     $   (530,093)     $   (714,094)
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization          3,773            10,658           15,403
    Common stock issued for services   3,260,000               -                -

    Increase (decrease) in minority
      interest                            -                    -            (337,362)
    Disposal of investments in
     subsidiaries                         -                    -             574,109

  Changes in operating assets and liabilities:
    (Increase) Decrease in inventory     416,782            122,223          64,353
    (Increase) Decrease in notes and
      accounts receivable                 52,298            (13,478)      1,401,847
    (Increase) Decrease in notes and
      accounts receivable -
      related party                         -                   -            94,676

    Increase (Decrease) in accounts
      payable and other current
      liabilities                        402,577            391,518        (660,375)
    Increase (Decrease) in other
      current assets                    (58,024)             50,000          13,885
                                       --------            --------        --------
     Net Cash Provided (Used) by
       Operating Activities             291,261              30,828          452,442
                                       --------            --------        ---------
INVESTING ACTIVITIES

  Disposal of property and equipment        -                    -            57,637
  Purchases of property and equipment     (8,495)                 -               -
  Investment in land held for
    development                          (708,276)           (962,045)       (184,871)
  Increase in deposits                       -                    -           (39,404)
                                        ---------           ---------       ---------
     Net Cash Provided (Used) by
       Investing Activities              (716,771)           (962,045)       (166,638)
                                        ---------           ---------       ---------
FINANCING ACTIVITIES

  Payment of long-term debt              (126,558)           (429,853)       (382,390)
  Payment of long-term debt -
   related parties                            -                   -           (59,491)
  Long-term borrowing                     355,000             670,000          12,750
  Issuance of common and preferred
    stock for cash                        970,818             620,249         133,802
                                          ---------          ---------       --------
     Net Cash Provided (Used) by
       Financing Activities             1,199,260             860,396        (295,329)
                                        ---------           ---------       ---------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        773,750              (70,821)        (9,525)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                        16,994               87,815         97,340
                                        ---------           ----------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR  $ 790,744             $ 16,994      $  87,815
                                        =========           ==========     ===========

The accompanying notes are an integral part of these financial statements.

<page 24>


                     LEASING TECHNOLOGY INCORPORATED
            Consolidated Statements of Cash Flows (Continued)

                                            For the Years Ended March 31,
                                         ----------------------------------------
                                              1996             1995              1994
                                           ---------       -----------         ----------
CASH PAID FOR
  Interest                              $   147,370         $   38,381         $    76,524
  Income taxes                          $      -            $     -            $      -

NON CASH FINANCING ACTIVITIES
  Promissory notes issued and assumed
   to acquire land held for development $      -            $ 475,000          $      -
  Common stock issued for services          3,260,000               -                   -
  Expenses paid on the Company's
   behalf by a shareholder                     -                56,108                 -

The accompanying notes are an integral part of these financial statements.

<page 25>



                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                     March 31, 1996 and 1995


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

    a. Organization

    Leasing Technology Incorporated (the Company) was formed as a Utah corporation on March 31, 1983 for the purpose of leasing equipment. The Company has significantly increased its investing activities which include startup companies, real estate development, and/or other projects. Operations include related and non related party transactions.

    b. Property and Equipment

    Property and equipment are recorded at cost. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

    The costs of maintenance and repairs are charged to income as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

    c. Depreciation

    Depreciation is computed using the declining-balance method over the estimated useful life of the assets (usually three years).

    d. Earnings (Loss) Per Share

    Earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the period (there are no common stock equivalents).

    e. Income Taxes

    Income taxes consist of Federal Income and State Franchise taxes. The Company has elected a March 31 fiscal year-end.

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No.109 (SFAS No. 109), "Accounting for Income Taxes," Under the provisions of SFAS No.109, the Company elected not to restate prior years and has determined that the cumulative effect of implementation was immaterial.

    f. Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    g. Estimates

    Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of commitments and contingencies, and the reported revenues and expenses.

<page 26>


                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                     March 31, 1996 and 1995


NOTE 1 -   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    h. Concentration of Risk

    The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At March 31, 1996 and 1995, the Company exceeded the insured limit by approximately $584,380 and $-0-, respectively.

    The Company builds and develops real property in Southern Utah. In the normal course of business the Company extends secured credit to its customers.

    i. Principles of Consolidation

    The accompanying consolidated financial statements include Leasing Technology Incorporated and its subsidiary, Golf Ventures, Inc. (GVI). During the year ended March 31, 1994, the Company reduced ownership in its subsidiary TKI, to the point where it no longer has control, therefore, its investment is accounted for under the equity method. Due to losses of TKI, the investment has been reduced to $0.

    All significant intercompany transactions have been eliminated in the consolidated financial statements. The only significant intercompany transactions are loans made by the Company to GVI. The notes receivable on the books of the Company and the accrued interest receivable have been eliminated against the liability on the books of the subsidiaries and the related accrued interest payable. The interest income accrued by the Company has been eliminated against the interest expense accrued by the subsidiary.

    j. Inventories

    Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consist of the following:


                                            March 31,
                                     ----------------------
                                        1996        1995
                                     ----------   ----------
      Real estate held for resale     $748,010     $596,195
                                     ----------   ----------
           Total inventory            $748,010     $596,195
                                    ===========   ==========
    k. Income Recognition

    The Company recognized lease income from automobiles and equipment monthly, according to the terms of lease contracts.

    GVI recognizes gain on real estate sales in accordance with the provisions of FASB-66.

    l. Accounts Receivable

    Accounts receivable are shown net of the allowance for bad debts of $5,000 at March 31, 1996 and 1995.
<page 27>


                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                     March 31, 1996 and 1995


NOTE  2 - COMMON STOCK ISSUED BUT NOT OUTSTANDING

    The Company has issued 3,216,400 shares of common stock which have been offered to the holders of the class "B" preferred stock and the debentures. The shares have note been accepted by the holders of those investments as of the date of the financial statements.

NOTE  3 - INCOME TAXES

    The Company had net operating loss carry-forwards available to offset future taxable income. The Company has net operating loss carry-forwards of approximately $8,500,000 to offset future tax liabilities. The loss carry-forwards will begin to expire in 2007.

    Deferred income taxes payable are made up of the estimated federal and state income taxes on items of income and expense which due to temporary differences between books and taxes are deferred. The temporary differences are primarily caused by the use of the equity method for reporting investment in subsidiaries.

    The source and deferred tax effect of these differences are as follows:

                                            March 31,
                                      ---------------------
                                         1996        1995
                                      ---------    ---------
       Net operating loss carryover
        equity subsidiary *           $(53,373)    $(53,373)
                                      ----------   ---------
      Deferred income taxes payable   $   -        $   -
                                      ==========   ==========

      * (Note - no deferred tax asset is recorded in accordance with F.A.S.B. 109, because it can not be reasonably determined if the net operating loss will be useable.)

<page 28>


                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                     March 31, 1996 and 1995


NOTE 4 -   NOTES PAYABLE

    Notes payable are comprised of the following:

                                                         March 31,
                                                  --------------------------
                                                      1996           1995
                                                  ------------    ----------

    Convertible subordinated debentures,
      due June 30, 1996 bearing interest at
      12% per annum.  Interest payable
      quarterly, secured by land.                   $210,500        $210,500

    Promissory note payments through August
      15, 2016 at $30,524 per year including
      interest at 10% per annum.                    204,435         216,378

    Promissory note secured by land, bearing
      interest at 9.75%, payable in full including
      accrual interest on June 18, 1997.             355,000             -

    Trust deed note secured by land.  Interest
     accrued at 10% per annum, payable monthly
     at $5,000 per month through January 30, 1996
     at which time the balance including accrued
     interest will be due.                           401,366        420,000

    Trust deed note payable, secured by land.
     Interest accrued at 8% per annum.  Payable
     $100,000 per year plus the accrued interest
     for that year.                                  459,370        459,370

    Brighton Bank, note payable bearing interest
      at 13.75%, monthly payments of $806 through
      February 1998, secured by personal property
      of officers.                                     7,452          8,309

    Trust deed note, secured by land and 50,000
     shares of the Company's common stock.
     Interest accrued at 15% per annum.  Principal
     and interest due May 31, 1995.                  211,433       250,000
                                                  ----------    ----------
    Page totals                                   $1,849,556    $1,564,557
                                                  ----------    ----------

<page 29>


                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                     March 31, 1996 and 1995


NOTE 4 -   NOTES PAYABLE (CONTINUED)

                                                        March 31,
                                                 ------------------------
                                                     1996         1995
                                                 -----------   ----------

    Balance forward                              $ 1,849,556    $1,564,557

    Promissory note secured by land.  Interest
      accrued at 10% per annum, payable in
      shares of the Company's common stock.
      $120,000 plus a percentage of the proceeds
      of lot sales payable annually beginning on
      February 1, 1991 through February 1, 1997
      at which time the balance will be due as a
      balloon payment.  $2,000 from each
      Red Hawk lot sale also applies to the note.   721,502        778,916
                                                 ----------      ---------
    Subtotal                                      2,571,058      2,343,473

    Less current portion                         (1,156,014)      (907,195)
                                                 ----------      ---------
    Long-term portion                          $  1,415,044    $ 1,436,278
                                               ============    ===========

    Maturities of long-term debt are as follows:

           March 31, 1996                                $1,156,014
                1997                                        588,872
                1998                                        233,219
                1999                                        196,884
                2000                                        145,936
                Thereafter                                  250,133
                                                         ----------
                                                         $2,571,058
                                                         ==========
<page 30>


                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                     March 31, 1996 and 1995


NOTE 5 - STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                         Total
                          Common Stock       Preferred Stock   Additional                Stock-
                          Shares            Shares               Paid-in   Accumulated  holders'
                         (in 000s) Amount   (in 000s)   Amount   Capital     Deficit     Equity
                         --------  ------   ---------  -------  --------   ----------   --------
Balance, March 31, 1993   14,124   $14,124       562    $ 562  $6,891,827  $(4,293,918)  $2,612,595
Issuance of common stock
  for cash                   336       336         -        -     133,145         -         133,481
Conversion of preferred
  stock to common stock       61        61       (11)     (11)        (50)        -          -
Disposal of subsidiary         -         -         -        -           -       382,952     382,952
    Net (loss)                 -         -         -        -           -      (714,094)   (714,094)
                          -------   -------      -----    -----  ----------  -----------  ----------

Balance, March 31, 1994   14,521     14,521       551      551    7,024,922  (4,625,060)   2,414,934

Expenses paid on the
  Company's behalf by
  a shareholder               -         -          -         -       56,108           -       56,108
Capital contributed by
  stock issuances of
  the subsidiary              -         -          -         -      620,249           -      620,249
Common stock issued but
  not outstanding          3,217     3,217         -         -       (3,217)          -           -
Conversion of preferred
  to common stock         18,967    18,967      (299)      (299)    (18,668)          -           -
    Net (loss)               -         -          -          -          -        (530,093)   (530,093)
                        -------   --------    -------    -------   --------      --------    ---------

Balance, March 31, 1995   36,705    36,705       252        252   7,679,394    (5,155,153)  2,561,198
Capital contributed by
  stock issuances of
  the subsidiary             -        -           -          -    4,230,818        -         4,230,818
    Net (loss)               -        -           -          -        -       (3,786,145)   (3,786,145)
                         -------  --------      ------    ------  ---------   ----------    ----------

Balance, March 31, 1996   36,705   $36,705       252      $252   $11,910,212  $ (8,941,298) $3,005,871
                         =======   =======      =====     =====  ===========  ============  ==========

<page 31>


                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                     March 31, 1996 and 1995


NOTE  6 - DISCONTINUED OPERATIONS

    In agreements made with TechKNOWLOGY, Inc. (TKI) during 1989, the Company acquired 49% (490 shares) of TKI's outstanding common stock. The investment in TKI was shown under the equity method through December 31, 1990.

    On September 28, 1990 the Company acquired an additional 35% of the common stock of TKI. The Company changed from reporting under the equity method to the consolidation method effective October 1, 1990. The balance sheets at December 31, and March 31, 1993 include the accounts of TKI and the statement of income and retained earnings includes 100% of the operations of TKI.

    On June 30, 1993, the Company entered into a certain Settlement Agreement and General Release (the "Settlement Agreement") with various parties including the Company's subsidiary, TechKNOWLOGY, Inc. ("TKI"), and the founders of TKI. The premise of the Settlement Agreement was to provide the basis for TKI to transfer all of its assets into TechKNOWLOGY Acquisition, Inc., a newly formed Texas corporation ("Newco"), in exchange for common stock of Newco and the assumption by Newco of TKI's trade and bank debt. Upon completion of this transaction, TKI was to be liquidated and the shareholders of TKI, as shareholders, would become entitled to a pro rata portion of the assets of TKI, subject to the costs of winding up the Company and the payment of any and all claims against TKI. It is anticipated that such assets will consist almost entirely of shares of Newco common stock. As a result of these transactions, the Company was entitled to receive, through the liquidation of TKI, 2,775,000 shares of Newco common stock which initially represented approximately 66.8% of the total outstanding shares of Newco common stock.
Upon liquidation of TKI, the Company's shares in Newco, together with the shares of the other parties of the Settlement Agreement, were placed in a liquidating trust until March 31, 1995, subject to the payment of the costs of winding up the business and affairs of TKI and payment of any claims that may be made against TKI. The Company will also have the right to participate, on a pro rata basis, in any registration rights granted to the holders of Newco preferred stock.

    As a result of this transaction, the Company's ownership percentage fell below 50%. Previously, TKI was consolidated with the Company for financial reporting purposes. However, since the ownership percentage fell below 50%, the investment in TKI is now reported under the equity method of accounting for investments. All periods presented in these financial statements have been restated to reflect this change. The investment has been valued at zero. This is due to the fact that the Company's share of losses incurred by TKI has exceeded the balance of the investment.

NOTE 7 - LAND HELD FOR DEVELOPMENT

    On March 30, 1990 the Company purchased 486 acres from Karl Stucki and the Stucki Family Trust for $3,004,356, and on July 31, 1990 the Company purchased 130 acres from Dynamic American Corporation for $610,000 which makes up the Red Hawk real estate development. On December 28, 1992, this real estate development, together with Cotton Manor/Cotton Acres was transferred to Golf Ventures, Inc. (GVI) in exchange for 3,273,728 shares of GVI common stock.
The Red Hawk land (616 acres) is undeveloped, and in order for GVI to realize its investment, adequate financing will need to be obtained.
<page 32>


                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                     March 31, 1996 and 1995


NOTE 7 - LAND HELD FOR DEVELOPMENT (Continued)

    The purchase price was comprised as follows:

          Cash                                       $     49,356
          Assumption of commission obligation              90,000
          Trust deed note:
            Stucki Income Trust                         2,865,000
                                                     ------------
               Total                                 $  3,004,356
                                                     ============
        The purchase of the property is recorded on a "cash basis" whereby the cost in the financial statements reflects only the cash invested in the land and debts assumed from the seller. The trust deed note is excluded because of the uncertainty of obtaining adequate development financing.
The principal paid on the trust deed note is added to the cost when it is paid.

        For the years ended March 31, 1996, 1995 and 1994, the Company capitalized $514,687, $432,700 and $419,855 in construction period interest costs, respectively. The cost of the land is less than the estimated net realizable value of the land.

NOTE 8 - PREFERRED STOCK

        The shareholders of the Company have authorized 10,000,000 shares of preferred stock with a par value of $0.001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company.

        CLASS A:

        The Class A preferred shares could have been redeemed by the Company at any time on or before March 15, 1994 for $5.00 per share plus 18% per annum accrued from April 1, 1991 less the dividends that have been paid. Each share could have been exchanged for 10 shares of free trading common stock any time on or before March 31, 1994.

        CLASS B:

        Each share of Class "B" preferred stock was, at the option of the holder thereof any time on or before March 31, 1995, convertible into shares of the Company's common stock, none of the shares were converted.

        In the event TKI elects to file a registration statement with the Securities and Exchange Commission for the purpose of making a public distribution of its shares, shareholders who have not previously converted their Class "B" preferred stock, will be given the opportunity to convert preferred stock into TKI common stock at either the ratio listed in the schedule above, or at the price equal to a percentage discount off the public offering price up to a maximum of 50%, the exact price to be negotiated between the Company and the underwriter.

<page 33>


                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                     March 31, 1996 and 1995


NOTE 8 -    PREFERRED STOCK (Continued)

    CLASS B (Continued)

    In the event of a recapitalization, stock split or stock dividend by either the Company or TKI, all share amounts indicated herein will be adjusted accordingly.

    CLASS C:

    In September 1991, the Company purchased the Cotton Manor real estate project as follows:
                      Cash                           $     23,601
                      Debt assumed                        431,449
                      Promissory note                   1,387,000
                      Class "C" preferred stock           750,000
                                                      -----------
                                                       $2,592,050
                                                      ===========

    The Company delivered to the seller, 150,000 shares of authorized but previously unissued Class "C" preferred stock, which for the purpose of the agreement were valued at $5.00 per share or a total of $750,000. The shares of Class "C" preferred stock may be redeemed by the Company at any time prior to September 3, 1997, by the Company paying to the seller or its assigns, the sum of $5.50 cash per share if redeemed within 12 months from the date hereof; $6.00 cash per share if redeemed between 12 and 24 months from the date hereof; and $6.50 if redeemed between 24 and 36 months from the date hereof; and $7.00 cash per share if redeemed between 36 and 48 months from the date hereof; and $7.50 cash per share if redeemed within 48 and 60 months from the date hereof. Prior to the Company redeeming the preferred shares to be issued to the seller hereunder and prior to the 3rd day of September, 1997, the seller will have the right to convert any remaining shares of preferred stock into shares of the Company's common stock at the rate of 5 shares of common stock for each share of preferred stock converted.

NOTE 9 -    COMMITMENTS AND CONTINGENCIES

    Commitments include trust deed notes not recorded for accounting purposes (see Note 7) which the Company has committed to pay to acquire the Red Hawk real estate development. The liability and accompanying asset will be recorded when the Company resolves the uncertainty described in Note 7.

                                                         March 31,
                                                   -----------------------
                                                       1996        1995
                                                   ----------   ----------
    Stucki Income Trust: $2,865,000 of Trust Deed
    notes secured by land.  Interest accrued at 10%
    partially payable from the proceeds of the sale of
    the 140 lots and certain other asset assignments.
    Various amounts payable monthly through
    May 15, 1998.                                   $ 2,390,725   $2,250,944

    Less Current Portion                             (2,390,725)  (2,250,944)
                                                    -----------   ----------
    Long-Term Portion                               $      -      $     -
                                                    ===========   ===========
<page 34>

                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                     March 31, 1996 and 1995


NOTE 9 -    COMMITMENTS AND OBLIGATIONS (CONTINUED)

     Maturities of long-term commitments are as follows:

                1996                               $2,390,725
                1997                                     -
                1998                                     -
                1999                                     -
                2000                                     -
          After 2000                                     -
                                                   -----------
                                                   $2,390,725
                                                   ==========

    On July 19, 1993, the Company became the subject of a formal order of investigation captioned "In the Matter of Leasing Technology, Inc." (NY-6027) issued by the Securities and Exchange Commission. The order states that the Commission deems certain acts and practices to be in possible violation of
Section 19(a) of the Securities Act of 1933 and Sections 10(b), 13(a) and 15(c) of the Securities Act of 1934, and various rules thereunder. As of the date hereof, the Company is unable to make a determination as to the extent of the investigation or to any possible material effect that it may have on the Company.

    On July 26, 1994, the Company was served with a complaint entitled Aksglade, et al. vs. Leasing Technology, Incorporated, et al., civil number 94C345S, filed in the United States District Court for the District of Utah, Central Division. The complaint alleges that the Company and other certain entities and individuals, including the Company's subsidiary Golf Ventures, Inc.
("GVI"), and the officers and directors of the Company and GVI, acted in a manner that caused unregistered shares of the Company's common stock to be sold in the European market place to the plaintiffs at prices above actual trading prices. The Complaint further alleges that certain affiliates of the Company failed to disclose that certain affiliates of the Company were selling stock in Europe at prices above actual trading prices and without disclosing their affiliation with the Company. The plaintiffs seek damages of $1,385,535 and other exemplary and punitive damages. The Company believes that this case has been settled. Council for the plaintiff has the signed settlement stipulations and indicates that they will be delivered to the judge for his signature.

    The Company is leasing its principle place of business pursuant to a 24-month lease for a monthly rental of $2,407. The Company shares this office space with GVI.

NOTE 10 - GOING CONCERN

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company has received funds from a private placement and plans to continue making private placements of its Subsidiary's preferred and common stock.
There is no assurance that the Company will be able to obtain sufficient funds from other sources as needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. Management also intends to renegotiate the terms of its debt for a longer repayment period.

<page 35>



                 LEASING TECHNOLOGY INCORPORATED
                      Supplemental Schedules
                     March 31, 1996 and 1995


Schedule VIII - Valuation and qualifying accounts

   Allowance for returns and bad debts:

                     Balance at                              Balance at
                     Beginning                                 End of
                      of Year      Additions     Deductions     Year
                    -----------  ------------  ------------- -----------
March 31, 1996         $5,000     $     -       $     -        $5,000
March 31, 1995          5,000           -             -         5,000



Schedule X - Supplementary income statement information

                                     For the Years Ended March 31,
                              -----------------------------------------
                                  1996          1995           1994
                               ---------     ---------      ---------

Maintenance and repair          $16,571       $15,039         $2,646
Depreciation and amortization     3,773        10,658         15,403
Taxes, other than payroll and
  income taxes                   33,120         1,185            864
Royalties                           -             -               -
Advertising                       1,002           -               29

<page 36>


                     Schedule XI - Real Estate and Accumulated Depreciation

                                                                                                    Life on
                                                                                                      which
                                                            Gross                                  depreciation
                                                Cost      amount at                                in latest
                                             capitalized    which   Accumu-                         income
                                     Initial  subsequent   carried   lated   Date of               statements
                                     cost to     to        at close  deprec-  construc-  Date          is
Description           Encumbrances    Company acquisition  of period  iation   tion     acquired    computed
- --------------------  ------------  --------- ----------- ---------- -------   -------  ---------   ---------
Red Hawk Development
 St. George, Utah
 Undeveloped Land

Convertible subordinated
 Debentures              $210,000
Foss Lewis Construction,
 Trust Deed Note          211,433
MidValley Ventures,
 Trust Deed Note          401,366
Daniel C. Watson
 Trust Deed Note          459,370
Stucki income trust,
 Trust Deed Note        2,390,725
                      -----------   ----------- ----------   ---------  ------  ------  -------     ----
                       $3,672,894    $1,743,933  $2,216,665  $3,960,598  $ N/A  7-8-96  3-30-90     N/A
                      ===========   ===========  ==========  ==========  ====== ======  ========    =====
Cotton Manor/Cotton
 Acres Dev.
 St. George, Utah
 Improved residential

Blaine Harmon Family
 Trust, Promissory Note  $204,435
Property Alliance, Inc.
 Promissory Note          721,502
                        ---------  ----------  ---------  ----------  -----   ------   ------    ----
                         $925,937  $1,902,130  $(575,123) $1,327,007  $ N/A   9-1-91   9-1-91    N/A
                         ========  ==========  =========  ==========  =====   ======   ======    ===
<page 37>
