Form 10-Q
period 1996-06-30
LEASING TECHNOLOGY INC
filed 1996-08-20
CIK 812555

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

 [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1996

                               OR

 [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

                 Commission File Number 0-18865

                LEASING TECHNOLOGY INCORPORATED
     (Exact name of registrant as specified in its charter)

             UTAH                            87-0401400
 (State or other jurisdiction             (I.R.S. Employer
              of                       Identification Number)
incorporation or organization)

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

      Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                  Outstanding as of June 30, 1996
Common Stock, par value $.001                 36,704,644

                        TABLE OF CONTENTS



Heading                                                                Page

                  PART I.  FINANCIAL STATEMENTS

Item 1.   Consolidated Balance Sheets - June 30, 1996 and                4-5
          March 31, 1996

          Consolidated Statements of Operations and Accumulated           6
          Deficit - Three months ended June 30, 1996 and 1995

          Consolidated Statements of Cash Flows - Three months ended      7
          June 30, 1996 and 1995

          Notes to Consolidated Financial Statements                     8-18

Item 2.   Management's Discussion and Analysis of Financial Condition   19-20
          and Results of Operations


                   PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings                                         21

Item 2.        Changes in Securities                                     21

Item 3.        Defaults Upon Senior Securities                           21

Item 4.        Submission of Matters to a Vote of Securities Holders     21

Item 5.        Other Information                                         21

Item 6.        Exhibits and Reports on Form 8-K                          21

               SIGNATURES                                                22

     PART I


Item 1.   Financial Statements

     The following, unaudited Consolidated Financial Statements for the period ended June 30, 1996, include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.









              (THIS SPACE INTENTIONALLY LEFT BLANK)

                 LEASING TECHNOLOGY INCORPORATED
                   Consolidated Balance Sheets


                              ASSETS


                                                 June 30,             March 31,
                                                   1996                 1996
                                              ---------------    --------------
CURRENT ASSETS                                  (Unaudited)

  Cash                                       $     3,002,269      $    790,744
  Accounts receivable (Note 1)                       110,778            92,153
  Inventories (Note 1)                               686,656           748,010
  Marketable securities                               58,024            58,024
                                             ---------------      ------------
     Total Current Assets                          3,857,727         1,688,931
                                             ----------------     ------------
PROPERTY AND EQUIPMENT (Note 1)

  Rental property                                     17,852            17,852
  Non-rental property                                 52,414            52,414
                                             ---------------      ------------
  Total depreciable assets                            70,266            70,266
  Less: accumulated depreciation                     (64,906)          (63,901)
                                             ---------------      ------------
     Net Property and Equipment                        5,360             6,365
                                             ---------------      ------------
OTHER ASSETS

  Land held for development, net
    of long-term commitment payable (Notes 1, 7)    5,701,444        5,287,605
  Deposits                                              1,970            1,970
                                             ----------------     ------------
     Total Other Assets                             5,703,414        5,289,575
                                             ----------------     ------------
     TOTAL ASSETS                            $      9,566,501     $  6,984,871
                                             ================     ============


The accompanying notes are an integral part of these financial statements

                 LEASING TECHNOLOGY INCORPORATED
                   Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30,         March 31,
                                                    1996               1996
                                                -------------     ------------
CURRENT LIABILITIES                              (Unaudited)

  Accounts payable - trade                     $     611,323       $   765,956
  Accrued interest payable                           592,336           551,986
  Current portion of notes payable (Note 4)          942,071         1,156,014
                                               -------------       -----------
     Total Current Liabilities                     2,145,730         2,473,956
                                               -------------       -----------
LONG-TERM DEBT

  Commission payable (Note 7)                         90,000            90,000
  Notes payable (Note 4)                           3,415,044         1,415,044
                                               -------------       -----------
     Total Long-Term Debt                          3,505,044         1,505,044
                                               -------------       -----------
     Total Liabilities                             5,650,774         3,979,000
                                               -------------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)                -                  -
                                               -------------       -----------

MINORITY INTEREST (Note 1)                            -                  -
                                               -------------       -----------
STOCKHOLDERS' EQUITY (NOTE 5)

  Preferred stock,  par value $0.001 per share:
   10,000,000  shares  authorized; issued and
   outstanding: 102,220 and Class B shares,
   150,000 and 150,000 Class C shares -0- and
   -0- Class A shares at June 30, 1996 and March
   31,  1996, respectively (in order of
   liquidation rights) (See Note 8)                      252               252
  Common stock, par value $0.001 per share:
   125,000,000 shares authorized; issued and
   outstanding: 36,704,644 and 36,704,644 shares
   issued and 33,488,244 and 33,488,244 shares
   outstanding at June 30, 1996 and March 31, 1996,
   respectively                                       36,705            36,705
  Additional paid-in capital                      12,849,331        11,910,212
  Accumulated deficit                             (8,970,561)       (8,941,298)
                                               -------------       -----------
   Total Stockholders' Equity                      3,915,727         3,005,871
                                               -------------       -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  9,566,501     $   6,984,871
                                               =============     =============

The accompanying notes are an integral part of these financial statements

                 LEASING TECHNOLOGY INCORPORATED
  Consolidated Statements of Operations and Accumulated Deficit


                                               For the Three Months Ended
                                                         June 30,
                                               ---------------------------
                                                 1996               1995
                                               -------            --------
                                             (Unaudited)         (Unaudited)
INCOME
  Sales - real estate                       $   133,000          $   87,800
                                            -----------          ----------
     Total Income                               133,000              87,800
                                            -----------          ----------
COST OF SALES
  Cost of sales - real estate                    76,582              45,234
                                            -----------          ----------
     Total Cost of Sales                         76,582              45,234
                                            -----------          ----------
     Gross Profit                                56,418              42,566
                                            -----------          ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization                   1,005               1,002
  General expenses                              319,123             145,829
                                            -----------          ----------
     Total General and Administrative
      Expenses                                  320,128             146,831
                                            -----------          ----------
     Net Operating Income (Loss)               (263,710)           (104,265)
                                            -----------          ----------
OTHER INCOME AND (EXPENSES)
  Interest income                                 2,038               3,455
  Other income                                    2,906                 -
  Gain on sale of assets                        236,583              28,517
  Interest expense                               (7,080)             (6,569)
                                            -----------          ----------
     Total Other Income and (Expenses)          234,447              25,403
                                            -----------          ----------
  Net Income (Loss) Before Income Tax           (29,263)            (78,862)
  Less: Provisions for (Income Tax)                -                     -
                                            -----------          ----------
NET INCOME (LOSS)                               (29,263)            (78,862)

BEGINNING ACCUMULATED DEFICIT                (8,941,298)         (5,155,153)
                                            -----------          ----------
ENDING ACCUMULATED DEFICIT                  $(8,970,561)        $(5,234,015)
                                            ===========         ===========
EARNINGS (LOSS) PER SHARE                   $     (0.00)        $     (0.00)
                                            ===========         ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                      33,488,244          33,488,244



The accompanying notes are an intergral part of these financial statements

                 LEASING TECHNOLOGY INCORPORATED
              Consolidated Statements of Cash Flows

                                                    For the Three Months Ended
                                                             June 30,
                                                   ---------------------------
                                                     1996              1995
                                                    ------           --------
                                                  (Unaudited)      (Unaudited)

OPERATING ACTIVITIES
  Net loss                                      $    (29,263)     $  (78,862)
  Adjustments to Reconcile Net
   Income to Net Cash Provided by Operating Activities:
  Depreciation and amortization                        1,005           1,002
  Decrease in inventory                               61,354          42,360
  (Increase) in accounts receivable                  (18,625)         27,842
  Increase in accounts payable and other
    current liabilities                             (300,058)         75,075
  Decrease (Increase) in other current assets         39,119             -
                                                 -----------       ---------
     Net Cash Provided (Used) by Operating
       Activities                                   (246,468)         67,417
                                                 -----------       ---------
INVESTING ACTIVITIES
  Investment in land                                (413,839)       (313,518)
                                                 -----------       ---------

     Net Cash Provided (Used) by Investing
      Activities                                    (413,839)        (313,518)
FINANCING ACTIVITIES
  Common stock of subsidiary issued for cash         900,000          168,383
  Long-term borrowings                             2,000,000             -
  Payment on long-term debt                          (28,168)          (8,345)
  Borrowings from related parties                        -            109,316
                                                  ----------        ---------
     Net Cash Provided (Used) by Financing
      Activities                                   2,871,832          269,354
                                                  ----------         --------
Increase in Cash and Cash Equivalents              2,211,525           23,253

Cash and Cash Equivalents,
 Beginning of Period                                 790,744           16,994
                                                  ----------         --------
Cash and Cash Equivalents,
 End of Period                                    $3,002,269       $   40,247
                                                  ==========       ==========
Cash Paid For:
  Interest                                        $    7,080       $    7,654
  Income Taxes                                          -                 -

The accompanying notes are an intergral part of these financial statements

                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                 March 31, 1996 and June 30, 1996


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

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No.109 (SFAS No. 109), "Accounting for Income Taxes."

    f. Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                 March 31, 1996 and June 30, 1996


NOTE 1 -   SIGNIFICANT ACCOUNTING POLICIES (Continued)

    g. Estimates

    Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of commitments and contingencies, and the reported revenues and expenses.

    h. Concentrations of Risk

    The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At March 31, 1996 and June 30, 1996, the Company exceeded the insured limit by approximately $584,380 and $2,702,269, respectively.

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

    j. Inventories

    Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consist of the following:

                                                 June 30,         March 31,
                                                   1996             1996
                                                ----------      ------------
       Real estate held for resale              $ 686,656         $ 748,010
                                                ----------        ---------
           Total inventory                      $ 686,656         $ 748,010
                                                =========         =========

                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                 March 31, 1996 and June 30, 1996


NOTE 1 -   SIGNIFICANT ACCOUNTING POLICIES (Continued)

    k. Income Recognition

    The Company recognized lease income from automobiles and equipment monthly, according to the terms of lease contracts.

    GVI recognizes gain on real estate sales in accordance with the provisions of FASB-66.

    l. Accounts Receivable

    Accounts receivable are shown net of the allowance for bad debts of $5,000 at March 31, 1996 and June 30, 1996.

NOTE  2 - COMMON STOCK ISSUED BUT NOT OUTSTANDING

    The Company has issued 3,216,400 shares of common stock which have been offered to the holders of the class "B" preferred stock and the debentures. The shares have not been accepted by the holders of those investments as of the date of the financial statements.

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

    The source and deferred tax effect of these differences are as follows:

                                                 June 30,          March 31,
                                                   1996              1996
                                               ----------         -----------
      Net operating loss carryover
        equity subsidiary *                    $ (53,373)         $ (53,373)
                                               ---------          ---------
      Deferred income taxes payable            $    -             $     -
                                               =========          =========

    * (Note - no deferred tax asset is recorded in accordance with F.A.S.B. 109, because it can not be reasonably determined if the net operating loss will be useable.)

                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                 March 31, 1996 and June 30, 1996

NOTE 4 -   NOTES PAYABLE

    Notes payable are comprised of the following:

                                                 June 30,           March 31,
                                                   1996               1996

    Convertible subordinated debentures,
      due June 30, 1996 bearing interest at
      12% per annum.  Interest payable
      quarterly, secured by land.                $ 208,500         $  210,500

    Promissory note payments through August
      15, 2016 at $30,524 per year including
      interest at 10% per annum.                   204,435            204,435

    Promissory note secured by land, bearing
      interest at 9.75%, payable in full including
      accrual interest on June 18, 1997.           355,000            355,000

    Trust deed note secured by land. Interest
      accrued at 10% per annum, payable monthly
      at $5,000 per month through January 30, 1996
      at which time the balance including accrued
      interest will be due.                        401,366            401,366

    Trust deed note payable, secured by land.
     Interest accrued at 8% per annum.  Payable
     $100,000 per year plus the accrued interest
     for that year.                                359,370            459,370

    Brighton Bank, note payable bearing interest
      at 13.75%, monthly payments of $806 through
      February 1998, secured by personal property
      of officers.                                   7,452             7,452

    Trust deed note, secured by land and 50,000
     shares of the Company's common stock.
     Interest accrued at 15% per annum. Principal
     and interest due May 31, 1995.                174,490           211,433
                                                 ---------        ----------
    Page totals                                $ 1,710,613        $1,849,556
                                               -----------        ----------

                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                 March 31, 1996 and June 30, 1996


NOTE 4 -   NOTES PAYABLE (Continued)
                                                June 30,          March 31,
                                                  1996              1996
                                              ------------      ------------
    Balance forward                           $ 1,710,613       $ 1,849,556

    Promissory note secured by land.
      Interest accrued at 10% per annum,
      payable in shares of the Company's
      common stock. $120,000 plus a
      percentage of the proceeds of lot
      sales payable annually beginning on
      February 1, 1991 through February 1,
      1997 at which time the balance will
      be due as a balloon payment. $2,000
      from each Red Hawk lot sale also
      applies to the note                        646,502             721,502


    Trust deed note, dated June 10, 1996,
      to be repaid after 36 months.The note
      is secured by a trust deed on 616 acres
      of the Red Hawk property. The note bears
      interest at 10.5% per annum which is
      payable monthly.                        2,000,000                -
                                             ----------            --------
    Subtotal                                  4,357,115            2,571,058

    Less current portion                       (942,071)          (1,156,014)
                                             ----------           ----------
    Long-term portion                      $  3,415,044         $  1,415,044
                                           ============         ============

    Maturities of long-term debt are as follows:

      March 31, 1996                              $   942,071
                1997                                  588,872
                1998                                  233,219
                1999                                2,196,884
                2000                                  145,936
                Thereafter                            250,133
                                                  -----------
                                                  $ 4,357,115
                                                  ===========

                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                 March 31, 1996 and June 30, 1996


NOTE 5 - STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                       Total
                                                       Common Stock           Preferred Stock         Additional       Stock-
                                     Shares                      Shares               Paid-in         Accumulated      holders'
                                    (in 000s)       Amount     (in 000s)    Amount     Capital          Deficit        Equity
                                   -----------     --------    ----------  --------    --------      -------------   ----------

    Balance, March 31, 1995           36,705      $   36,705       252       $252     $7,679,394     $ (5,155,153)   $2,561,198

    Capital contributed by stock
     issuances of the subsidiary         -               -          -          -       4,230,818           -          4,230,818

    Net (loss)                           -               -          -          -           -           (3,786,145)   (3,786,145)
                                     -------      ----------       ----       ----    ----------     ------------    ----------
    Balance, March 31, 1996           36,705          36,705       252        252     11,910,212       (8,941,298)    3,005,871
    Capital contributed by stock
     issuances of the subsidiary         -               -          -          -         939,119           -            939,119

    Net (loss)                           -               -          -          -           -              (29,263)      (29,263)
                                     -------      ----------       ----      ----     ----------    -------------    ----------
    Balance, June 30, 1996            36,705      $   36,705       252      $252     $12,849,331     $ (8,970,561)   $3,915,727
                                     =======      ==========       ====     =====    ===========    =============    ==========

                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                 March 31, 1996 and June 30, 1996


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

                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                 March 31, 1996 and June 30, 1996


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

    The purchase price was comprised as follows:

          Cash                                       $             49,356
          Assumption of commission obligation                      90,000
          Trust deed note:
            Stucki Income Trust                                 2,865,000
                                                     --------------------
               Total                                 $          3,004,356
                                                     ====================
        The purchase of the property is recorded on a "cash basis" whereby the cost in the financial statements reflects only the cash invested in the land and debts assumed from the seller. The trust deed note is excluded because of the uncertainty of obtaining adequate development financing. The principal paid on the trust deed note is added to the cost when it is paid.

        For the year ended March 31, 1996 the Company capitalized $514,687 in construction period interest costs. The costs of the land is less than the estimated net realizable value of the land.

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

                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                 March 31, 1996 and June 30, 1996

NOTE 8 -    PREFERRED STOCK (Continued)

    CLASS B:

    Each share of Class "B" preferred stock may, at the option of the holder thereof any time on or before March 31, 1995, be converted into shares of the Company's common stock, none of the shares were converted.

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

    CLASS C:

    In September 1991, the Company purchased the Cotton Manor real estate project as follows:
                      Cash                           $     23,601
                      Debt assumed                        431,449
                      Promissory note                   1,387,000
                      Class "C" preferred stock           750,000
                                                      -----------
                                                     $  2,592,050
                                                     ============
    The Company delivered to the seller, 150,000 shares of authorized but previously unissued Class "C" preferred stock, which for the purpose of the agreement were valued at $5.00 per share or a total of $750,000. The shares of Class "C" preferred stock may be redeemed by the Company at any time prior to September 3, 1997, by the Company paying to the seller or its assigns, the sum of $5.50 cash per share if redeemed within 12 months from the date hereof; $6.00 cash per share if redeemed between 12 and 24 months from the date hereof; and $6.50 if redeemed between 24 and 36 months from the date hereof; and $7.00 cash per share if redeemed between 36 and 48 months from the date hereof; and $7.50 cash per share if redeemed within 48 and 60 months from the date hereof. Prior to the Company redeeming the preferred shares to be issued to the seller hereunder and prior to the 3rd day of September, 1997, the seller will have the right to convert any remaining shares of preferred stock into shares of the Company's common stock at the rate of 5 shares of common stock for each share of preferred stock converted.

                 LEASING TECHNOLOGY INCORPORATED
          Notes to the Consolidated Financial Statements
                 March 31, 1996 and June 30, 1996


NOTE 9 - COMMITMENTS AND CONTINGENCIES

    Commitments include trust deed notes not recorded for accounting purposes (see Note 7) which the Company has committed to pay to acquire the Red Hawk real estate development. The liability and accompanying asset will be recorded when the Company resolves the uncertainty described in Note 7.
                                                       June 30,      March 31,
                                                         1996           1996
                                                      --------      ----------
    Stucki Income Trust: $2,865,000 of Trust Deed
    notes secured by land.  Interest accrued at 10%
    partially payable from the proceeds of the sale of
    the 140 lots and certain other asset assignments.
    Various amounts payable monthly through
    May 15, 1998.                                     $2,385,375    $2,390,725


    Less Current Portion                              (2,385,375)   (2,390,725)
                                                      ----------    ----------
    Long-Term Portion                                 $    -        $    -
                                                      ==========    ==========
     Maturities of long-term commitments are as follows:

                1996                                $ 2,385,375
                1997                                     -
                1998                                     -
                1999                                     -
               2000                                      -
         After 2000                                      -
                                                   ------------
                                                    $ 2,385,375
                                                   ============
    On July 19, 1993, the Company became the subject of a formal order of investigation captioned "In the Matter of Leasing Technology, Inc." (NY-6027) issued by the Securities and Exchange Commission. The order states that the Commission deems certain acts and practices to be in possible violation of Section 19(a) of the Securities Act of 1933 and Sections 10(b), 13(a) and 15(c) of the Securities Act of 1934, and various rules thereunder. As of the date hereof, the Company is unable to make a determination as to the extent of the investigation or to any possible material effect that it may have on the Company.

    The Company is leasing its principle place of business pursuant to a 24-month lease for a monthly rental of $2,407. The Company shares this office space with GVI.

                 LEASING TECHNOLOGY INCORPORATED
                      Supplemental Schedules
                 March 31, 1996 and June 30, 1996


NOTE 10 - GOING CONCERN

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company has received funds from a private placement and plans to continue making private placements of its preferred and common stock. There is no assurance that the Company will be able to obtain sufficient funds from other sources as needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. Management also intends to renegotiate the terms of its debt for a longer repayment period.

Item 2.   Management's Discussion & Analysis of Financial
          Condition and Results of Operations

Results of Operations

     First Quarter 1996 Compared to First Quarter 1995

     The Company's first quarter of fiscal year 1996 resulted in an increase of sales and a decrease in loss over the same period during 1995. Sales increased from $87,800 to $133,000, a change of $45,200 or 51%. The net loss decreased from ($78,862) to ($29,263) or 63%.

     Sales in the current period were comprised of five lots from the Cotton Acres subdivision with an average sales price of $26,600. The average sales price for the lots sold during the same period last year was $21,950. The cost of lots sold during the current period on average was $12,270 compared to a cost of $11,308 for the lot sold in the first quarter last year. Cost of sales as a percentage of sales was 58% in the first quarter of 1996 compared to 54% in the first quarter of 1995. Inventory levels of fully developed lots in the Cotton Acres is low. Cash flow has been used for land payments in the Red Hawk Country Club development (Red Hawk). This will most likely continue until long term financing for Red Hawk has been obtained and Red Hawk lot sales commence.

     Total general and administrative expenses increased $173,297 or 118%, from $146,831 to $320,128 due primarily to an increase in legal costs related to the settlement of a lawsuit and the preparation of the Golf Ventures, Inc. (GVI), 504 offering and Form 10. Other income increased $209,044 or 825% from $24,403 to $234,447 due to a gain from the sale of the Company's GVI stock for $236,582.

     Management believes that the future viability of the Company depends on the Company's ability to obtain long term development financing for GVI real estate projects, complete development of the projects, and to generate sales from these projects.

Liquidity and Capital Resources

     As of June 30, 1996, the Company had total assets of $9,566,601, total liabilities of $5,650,774, and stockholder's equity of $3,915,727. Total assets increased $2,581,630, 37% from March 31, 1996. The increase is due primarily to the increase in cash (see below) and to the additions to land held for development of $413,837. Addition to land held for development include capitalized interest, contractor payments for Cotton Manor and payments to Washington City for installation of a water line to Red Hawk. Total liabilities as of June 30, 1996 increased $1,671,774, 42% over the fiscal year end March 31, 1996. The increase is due primarily to a $2,000,000 loan received from Miltex Industries, Geneva, Switzerland.

     Cash increased $2,211,525, 280% for the quarter ended June 30, 1996, with total current assets increasing $2,168,796, 128%. The increase in cash is due to a long term loan for $2,000,000. The loan is secured by the Red Hawk land and has been deposited as security for the first phase construction on Red Hawk, which was started on July 8, 1996.

     The Company's total current assets for the first quarter were $3,857,727 and total current liabilities were $2,145,730 resulting in a current ratio of 1.80:1 compared to a current ratio of 0.39:1 as of March 31, 1996.

     The Company has historically satisfied its cash needs through the sale of real estate in its GVI subsidiary and private placements of common and preferred stock for cash. During the quarter, the Company helped arrange for additional long term financing for GVI and sold a portion of its investment in GVI. The Company has land and debt payments due during the current year in GVI and liquidity for the twelve months will be dependent on its ability to secure additional financing for the Red Hawk project and upon the cash flow generated from closings of lot sales in Red Hawk and from sales related to the Cotton Manor and Cotton Acres projects. If Red Hawk does not receive its financing and the Company should require additional cash during the year, the Company intends to meet its obligations through borrowing, the private placement of common and/or preferred stock for cash, and/or the private sale by the Company of a portion of its GVI common stock.

Inflation

     Management believes that inflationary effects do not have a material impact on the Company's revenues or results of operations.

                             PART II

Item 1.  Legal Proceedings

     On July 19, 1993, the Company became the subject of a formal order of investigation captioned "In the Matter of Leasing Technology, Inc. (NY-6027) issued by the Securities and Exchange Commission. The order states that the commission deems certain acts and practices to be in possible violation of
Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a) and 15c of the Securities Act of 1934, and various rules thereunder. The Company is unaware of the circumstances concerning the order entered against LTI; furthermore, the company has had no communication with the SEC regarding this matter since 1994, and therefore, cannot make a judgment as to the possible effect on the Company of the investigation.

     On July 26, 1994, the company was served with a complaint entitled Aksglade, et al. vs. Leasing Technology, Incorporated, et al., civil number 94C 345S, filed in the United States District Court for the District of Utah, Central Division. On July 22, 1996, the complaint was dismissed with prejudice as to the Company by an order signed by a judge of the Federal Court.

     The Company is not a party to any other material, pending legal proceeding and no such action by, or to the best of its knowledge, against the Company or any of its officers or directors, has been contemplated or threatened.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities

     This item is not applicable to the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's securities holders during the first quarter ended June 30, 1996.

Item 5.   Other Information

     This Item is not applicable to the Company

Item 6.   Exhibits and Reports on Form 8-K

     a)   This Item is not applicable to the Company.

     b)No Report on form 8-K was filed by the Company during the three month period ended June 30, 1996.

                           SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, Leasing Technology Incorporated, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              LEASING TECHNOLOGY INCORPORATED



     Date:  August 19, 1996        By: /s/ George H.Badger
                                   GEORGE H. BADGER, President and
                                   Chief Executive Officer

     Date:  August 19, 1996        By: /s/ Stephen B. Spencer
                                   STEPHEN B. SPENCER,
                                   Secretary/Treasurer,
                                   Chief Accounting Officer and Chief
                                   Financial Officer