Form 10-Q
period 1996-09-30
LEASING TECHNOLOGY INC
filed 1996-11-20
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

                         Commission File Number 0-18865

                         LEASING TECHNOLOGY INCORPORATED
             (Exact name of registrant as specified in its charter)


             UTAH                                   87-0401400
(State or other jurisdiction of                     (I.R.S Employer
 incorporation or organization)                      Indentifaction Number)

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

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


          Class                           Outstanding as of November 15, 1996
Common Stock, par value $.001                         36,704,644

                   ============================================


                               TABLE OF CONTENTS
================================================================================


Heading                                                        Page

                  PART I. FINANCIAL STATEMENTS

Item 1.  Consolidated Balance Sheets - September 30, 1996 and              4-5
         March 31, 1996

         Consolidated  Statements of Operations and Accumulated Deficit
         - Six  months  ended  September  30,  1996 and 1995 and  three
         months ended September 30 , 1996 and 1995                          6-7

         Consolidated Statements of Cash Flows - Six months ended September 30, 1996 and 1995 and three months ended
         September 30, 1996 and 1995                                        8-9

         Notes to Consolidated Financial Statements                       10-18

Item 2.  Management's Discussion and Analysis of Financial Condition      19-20
         and Results of Operations


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 2.  Changes in Securities                                              21

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Submission of Matters to a Vote of Securities Holders              21

Item 5.  Other Information                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   22

         SIGNATURES                                                         23

         PART I

Item 1.           Financial Statements

         The following, unaudited Consolidated Financial Statements for the period ended September 30, 1996, include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.










                        (THIS SPACE INTENTIONALLY LEFT BLANK)

                         LEASING TECHNOLOGY INCORPORATED
                           Consolidated Balance Sheets


                             ASSETS


                                        September 30,       March 31,
                                             1996              1996
CURRENT ASSETS                           (Unaudited)

  Cash                             $     1,848,065    $        790,744
  Accounts receivable (Note 1)              96,778              92,153
  Inventories (Note 1)                     673,965             748,010
  Marketable securities                     -                   58,024
                                   ---------------    ----------------

     Total Current Assets                2,618,808           1,688,931
                                   ---------------    ----------------

PROPERTY AND EQUIPMENT (Note 1)

  Rental property                           17,852              17,852
  Non-rental property                       58,402              52,414
                                   ---------------    ----------------
  Total depreciable assets                  76,254              70,266
  Less: accumulated depreciation           (65,775)            (63,901)
                                   ---------------    ----------------

     Net Property and Equipment             10,479               6,365
                                   ---------------    ----------------

OTHER ASSETS

  Land held for development, net
    of long-term commitment
    payable (Notes 1, 6)                6,590,211           5,287,605
  Deposits                                  1,970               1,970
                                  ---------------    ----------------

     Total Other Assets                 6,592,181           5,289,575
                                  ---------------    ----------------

     TOTAL ASSETS                 $     9,221,468    $      6,984,871
                                  ===============    ================



    The accompanying notes are an integral part of these financial statements

                         LEASING TECHNOLOGY INCORPORATED
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                            September 30,      March 31,
                                                1996             1996
CURRENT LIABILITIES                         (Unaudited)

  Accounts payable - trade              $       631,584    $        765,956
  Accrued interest payable                      625,143             551,986
  Current portion of notes payable
   (Note 4)                                     469,525           1,156,014
                                        ---------------    ----------------

     Total Current Liabilities                1,726,252           2,473,956
                                        ---------------    ----------------

LONG-TERM DEBT

  Commission payable (Note 6)                    90,000              90,000
  Notes payable (Note 4)                      3,973,849           1,415,044
                                        ---------------    ----------------

     Total Long-Term Debt                     4,063,849           1,505,044
                                        ---------------    ----------------

     Total Liabilities                        5,790,101           3,979,000
                                        ---------------    ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)           -                   -
                                        ---------------    -----------

MINORITY INTEREST (Note 1)                       -                   -
                                        ---------------    -----------

STOCKHOLDERS' EQUITY (NOTE 5)

  Preferred stock,  par value $0.001
   per share:  10,000,000  shares
   authorized; issued and  outstanding:
   102,220  and  102,220  Class B shares,
   150,000 and 150,000  Class C shares
   -0- and -0- Class A shares at September
   30, 1996 and  March 31, 1996,
   respectively (in order of liquidation
   rights) (See Note 7)                         252                 252

  Common stock, par value $0.001 per
   share: 125,000,000 shares authorized;
   issued and outstanding: 36,704,644 and
   36,704,644 shares issued and 33,488,244
   and 33,488,244 shares outstanding at
   September 30, 1996 and March 31, 1996,
   respectively                              36,705              36,705
  Additional paid-in capital             12,747,733          11,910,212
  Accumulated deficit                    (9,353,323)         (8,941,298)
                                    ---------------    ----------------

     Total Stockholders' Equity           3,431,367           3,005,871
                                    ---------------    ----------------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY          $     9,221,468    $      6,984,871
                                    ===============    ================


     The accompanying notes are an integral part of these financial statements

                         LEASING TECHNOLOGY INCORPORATED
          Consolidated Statements of Operations and Accumulated Deficit


                                        For the Six Months Ended             For the Three Months Ended
                                              September 30,                           September 30,
                                  -------------------------------------------------------------------------
                                         1996                1995               1996               1995
                                  ----------------    ----------------     ---------------    ---------
                                      (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)
INCOME
  Sales - real estate             $        161,000    $        349,501     $        28,000    $        261,701
                                  ----------------    ----------------     ---------------    ----------------

     Total Income                          161,000             349,501              28,000             261,701
                                  ----------------    ----------------     ---------------    ----------------

COST OF SALES
  Cost of sales - real estate              92,484              279,047              15,902             233,813
                                      -----------            ---------           ---------           ---------

     Total Cost of Sales                    92,484             279,047              15,902             233,813
                                  ----------------    ----------------     ---------------    ----------------

     Gross Profit                           68,516              70,454              12,098              27,888
                                  ----------------    ----------------     ---------------    ----------------

GENERAL AND
 ADMINISTRATIVE
 EXPENSES
  Depreciation and
   amortization                              1,874               1,578                 869                 576
  General expenses                         677,892             332,830             358,769             187,001
                                  ----------------    ----------------     ---------------    ----------------

     Total General and
      Administrative
      Expenses                             679,766             334,408             359,638             187,577
                                  ----------------    ----------------     ---------------    ----------------

     Net Operating (Loss)                 (611,250)           (263,954)           (347,540)           (159,689)
                                  ----------------    ----------------     ---------------    ----------------

OTHER INCOME AND
 (EXPENSES)
  Interest income                           25,228               3,455              23,190              -
  Other income                               9,249              -                    6,343              -
  Gain on sale of assets                   177,778             100,286             (58,805)             71,769
  Interest expense                         (13,030)            (13,886)             (5,950)             (7,317)
                                  ----------------    ----------------     ---------------    ----------------

     Total Other Income
      and (Expenses)                       199,225              89,855             (35,222)             64,452
                                  ----------------    ----------------     ---------------    ----------------

  Net (Loss) Before
   Income Tax                             (412,025)           (174,099)           (382,762)            (95,237)
  Less: Provisions for
   (Income Tax)                             -                   -                   -                   -
                                  ----------------    ----------------     ---------------    -----------

NET (LOSS)                        $       (412,025)   $       (174,099)    $      (382,762)   $        (95,237)
                                  ----------------    ----------------     ---------------    ----------------


   The accompanying notes are an integral part of these financial statements

                         LEASING TECHNOLOGY INCORPORATED
    Consolidated Statements of Operations and Accumulated Deficit (Continued)


                                        For the Six Months Ended           For the Three Months Ended
                                               September 30,                        September 30,
                                  -------------------------------------------------------------------------
                                         1996                1995               1996               1995
                                  ----------------    ----------------     ---------------    ---------
                                      (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)

NET (LOSS)                        $       (412,025)   $       (174,099)    $      (382,762)   $        (95,237)

BEGINNING
 ACCUMULATED DEFICIT                    (8,941,298)         (5,155,153)         (8,970,561)         (5,234,015)
                                  ----------------    ----------------     ---------------    ----------------

ENDING
 ACCUMULATED DEFICIT              $     (9,353,323)   $     (5,329,252)    $    (9,353,323)   $     (5,329,252)
                                  ================    ================     ===============    ================

EARNINGS (LOSS)
 PER SHARE                        $          (0.01)   $          (0.00)    $         (0.01)   $          (0.00)
                                  ================    ================     ===============    ================

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                            33,488,244          33,488,244          33,488,244          33,488,244
                                  ================    ================     ===============    ================


   The accompanying notes are an integral part of these financial statements

                         LEASING TECHNOLOGY INCORPORATED
                      Consolidated Statements of Cash Flows


                                     For the Six Months Ended              For the Three Months Ended
                                           September 30,                            September 30,
                                  -------------------------------------------------------------------------
                                         1996                1995               1996               1995
                                  ----------------    ----------------     ---------------    ---------
                                      (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
  Net loss                        $       (412,025)   $       (174,099)    $      (382,762)   $        (95,237)
  Adjustments to Reconcile
   Net Income to Net Cash
    Provided by Operating
    Activities:
  Depreciation and
   amortization                              1,874               1,578                 869                 576
  Decrease in inventory                     74,045             211,620              12,691             169,260
  (Increase) in accounts
   receivable                               (4,625)             77,125              14,000              49,283
  Increase in accounts
   payable and other
   current liabilities                    (246,990)            (59,284)             53,068             133,741
  Decrease (Increase) in
   other current assets                     97,143             208,816              58,024             (59,284)
                                  ----------------    ----------------     ---------------    ----------------

     Net Cash Provided
      (Used) by Operating
      Activities                          (490,578)            265,756            (244,110)            198,339
                                  ----------------    ----------------     ---------------    ----------------

INVESTING ACTIVITIES
  Purchase of property
   and equipment                            (5,988)             -                   (5,988)             -
  Investment in land                    (1,302,606)           (400,614)           (888,767)            (87,096)
                                  ----------------    ----------------     ---------------    ----------------

     Net Cash Provided
      (Used) by Investing
      Activities                        (1,308,594)           (400,614)           (894,755)            (87,096)
                                  ----------------    ----------------     ---------------    ----------------

FINANCING ACTIVITIES
  Stock offering costs                    (209,000)             -                 (109,000)             -
  Common stock of
   subsidiary issued for cash            1,007,402             168,383               7,402              -
  Long-term borrowings                   2,558,805              -                  558,805              -
  Payment on long-term
   debt                                   (500,714)             (9,891)           (472,546)            (90,515)
  Borrowings from related
   parties                                  -                   20,347              -                   -
                                  ----------------    ----------------     ---------------    -----------

     Net Cash Provided
      (Used) by Financing
      Activities                  $      2,856,493    $        178,839     $       (15,339)   $        (90,515)
                                  ----------------    ----------------     ---------------    ----------------

     The accompanying notes are an integral part of these financial statements

                         LEASING TECHNOLOGY INCORPORATED
                Consolidated Statements of Cash Flows (Continued)


                                       For the Six Months Ended              For the Three Months Ended
                                              September 30,                           September 30,
                                  -------------------------------------------------------------------------
                                         1996                1995               1996               1995
                                  ----------------    ----------------     ---------------    ---------
                                      (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)

Increase in Cash and
 Cash Equivalents                 $      1,057,321    $         43,981     $    (1,154,204)   $         20,728

Cash and Cash Equivalents,
 Beginning of Period                       790,744              16,994           3,002,269              40,247
                                  ----------------    ----------------     ---------------    ----------------

Cash and Cash Equivalents,
 End of Period                    $      1,848,065    $         60,975     $     1,848,065    $         60,975
                                  ================    ================     ===============    ================

Cash Paid For:
  Interest                        $         13,030    $         14,971     $         5,950    $          7,317
  Income Taxes                              -                   -                   -                   -


 The accompanying notes are an integral part of these financial statements
                                                       -9-

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and September 30, 1996


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

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (Continued)

             g. Estimates

             Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of commitments and contingencies, and the reported revenues and expenses.

             h. Concentrations of Risk

             The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At March 31, 1996 and September 30, 1996, the Company exceeded the insured limit by approximately $584,380 and $1,548,065, respectively.

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

             j. Inventories

             Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consist of the following:
                                            September 30,          March 31,
                                                1996                 1996

              Real estate held for resale   $  673,965            $ 748,010
                                      ----------------   ------------------

                    Total inventory         $  673,965           $  748,010
                                      ================   ==================

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (Continued)

             k. Income Recognition

             GVI recognizes gain on real estate sales in accordance with the provisions of FASB-66.

             l. Accounts Receivable

             Accounts receivable are shown net of the allowance for bad debts of $5,000 at March 31, 1996 and September 30, 1996.

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

             The source and deferred tax effect of these differences are as follows:
                                              September 30,        March 31,
                                                  1996                1996
               Net operating loss carryover
                equity subsidiary *           $  (53,373)        $  (53,373)
                                        ----------------   ------------------

               Deferred income taxes payable  $     -            $     -
                                        ================        =============

     * (Note - no deferred tax asset is recorded in accordance with F.A.S.B. 109, because it can not be reasonably determined if the net operating loss will be useable.)

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 4 -     NOTES PAYABLE

             Notes payable are comprised of the following:


                                                           September 30,         March 31,
                                                                1996                1996

             Convertible subordinated debentures,
               due June 30, 1996 bearing interest at
               12% per annum.  Interest payable
               quarterly, secured by land.                      185,000   $          210,500

             Promissory note payments through August
               15, 2016 at $30,524 per year including
               interest at 10% per annum.                       204,435              204,435

             Promissory note secured by land, bearing
               interest at 9.75%, payable in full including
               accrued interest on June 18, 1997.               913,805              355,000

             Trust deed note secured by land. Interest
              accrued at 10% per annum, payable  monthly
              at $5,000 per month  through  January 30,
              1996 at which time the balance including
              accrued interest will be due.                      -                   401,366

             Trust deed note payable, secured by land.
              Interest accrued at 8% per annum.  Payable
              $100,000 per year plus the accrued interest
              for that year.                                    359,370              459,370

             Note payable bearing  interest at 13.75%,
               monthly payments of $331 through February
               1998, secured by personal property of officers.   7,189                7,452

             Trust deed note, secured by land and 50,000
              shares of the Company's common stock.
              Interest accrued at 15% per annum.  Principal
              and interest due May 31, 1995.                    127,073              211,433
                                                            -----------   ------------------

             Page totals                                    $ 1,796,872   $        1,849,556
                                                            -----------   ------------------


                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 4 -     NOTES PAYABLE (Continued)
                                                       September 30,  March 31,
                                                           1996         1996

             Balance forward                          $  1,796,872  $ 1,849,556

             Promissory note secured by land.
               Interest accrued at 10% per annum,
               payable in shares of the Company's
               common stock.  $120,000 plus a percentage
               of  the  proceeds  of  lot  sales  payable
               annually beginning on February 1, 1991
               through  February 1, 1997 at which time
               the balance  will be due as a balloon
               payment.  $2,000 from each Red Hawk lot
               sale also applies to the note              646,502       721,502

             Trust deed note, dated June 10, 1996, to
              be repaid after 36 months. The note is
              secured  by a trust deed on 616 acres of
              the Red Hawk property. The note bears
              interest at 10.5% per annum which is
              payable monthly.                         2,000,000          -
                                                ----------------   -------------

             Subtotal                                  4,443,374      2,571,058

             Less current portion                       (469,525)    (1,156,014)
                                                ----------------   ------------

             Long-term portion                  $      3,973,849   $  1,415,044
                                                ================   ============


             Maturities of long-term debt are as follows:

                      March 31,        1996                  $    469,525
                                       1997                     1,147,677
                                       1998                       233,219
                                       1999                     2,196,884
                                       2000                       145,936
                                       Thereafter                 250,133
                                                             ------------
                                                       $        4,443,374
                                                       ==================

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 5 - STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                            Total
                                             Common Stock      Preferred Stock        Additional                           Stock-
                                        Shares                 Shares                  Paid-in         Accumulated         holders'
                                       (in 000s)    Amount    (in 000s)   Amount        Capital          Deficit            Equity
                                       ---------   -------    ---------   ------     --------------    ---------------   -----------

 Balance, March 31, 1995                 36,705    $ 36,705       252    $    252    $  7,679,394       $(5,155,153)    $ 2,561,198

 Capital contributed by stock
  issuances of the subsidiary               -          -           -           -        4,230,818             -           4,230,818

 Net (loss)                                 -          -           -           -             -           (3,786,145)     (3,786,145)
                                       --------    --------    -------   --------     ------------      -----------      ----------

 Balance, March 31, 1996                 36,705      36,705       252         252      11,910,212        (8,941,298)      3,005,871

 Capital contributed by stock
  issuances of the subsidiary                -         -           -           -          837,521             -             837,521

 Net (loss)                                  -         -           -           -             -             (412,025)       (412,025)
                                       --------   --------    -------    --------    ------------       -----------     -----------

 Balance, June 30, 1996                  36,705   $ 36,705       252     $    252    $ 12,747,733       $(9,353,323)    $ 3,431,367
                                       ========   ========   =======     ========    ============       ===========     ===========


                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 6 - LAND HELD FOR DEVELOPMENT

             On March 30, 1990 the Company purchased 486 acres from Karl Stucki and the Stucki Family Trust for $3,004,356, and on July 31, 1990 the Company purchased 130 acres from Dynamic American Corporation for $610,000 which makes up the Red Hawk real estate development. On December 28, 1992, this real estate development, together with Cotton Manor/Cotton Acres was transferred to Golf Ventures, Inc.
             (GVI) in exchange for 654,746 (post-split) shares of GVI common stock. The Red Hawk land (616 acres) is undeveloped, and in order for GVI to realize its investment, adequate financing will need to be obtained.

             The purchase price was comprised as follows:

                   Cash                                   $         49,356
                   Assumption of commission obligation              90,000
                   Trust deed note:
                     Stucki Income Trust                         2,865,000
                         Total                            $      3,004,356
                                                          ================

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

NOTE 7 - PREFERRED STOCK

            The shareholders of the Company have authorized 10,000,000 shares of preferred stock with a par value of $0.001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company.

            CLASS A:

            There are no Class A preferred shares presently outstanding.

            CLASS B:

            Each share of Class "B" preferred stock may, at the option of the holder thereof any time on or before March 31, 1995, be converted into shares of the Company's common stock, none of the shares were converted.

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 7 -     PREFERRED STOCK (Continued)

             CLASS C:

             In September 1991, the Company purchased the Cotton Manor real estate project as follows:
                               Cash                          $     23,601
                               Debt assumed                       431,449
                               Promissory note                  1,387,000
                               Class "C" preferred stock          750,000
                                                               ----------
                                                               $2,592,050

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

NOTE 8 -     COMMITMENTS AND CONTINGENCIES

             Commitments include trust deed notes not recorded for accounting purposes (see Note 6) which the Company has committed to pay to acquire the Red Hawk real estate development. The liability and accompanying asset will be recorded when the Company resolves the uncertainty described in Note 6.
                                                 September 30,        March 31,
                                                     1996              1996
             Stucki Income Trust: $2,865,000
             of Trust Deed notes secured by land.
             Interest accrued at 10% with monthly
             payments of $25,000 through May 15,
             1998.                               $ 2,283,690      $  2,390,725

             Less Current Portion                    (36,867)       (2,390,725)
                                            ----------------   ----------------
             Long-Term Portion                   $ 2,246,823     $         -
                                            ================   ================

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and September 30, 1996


NOTE 8 -     COMMITMENTS AND CONTINGENCIES (Continued)

              Maturities of long-term commitments are as follows:

                         1996                 $         36,867
                         1997                           78,830
                         1998                        2,167,993
                         1999                             -
                         2000                             -
                   After 2000                             -
                                                   -----------
                                              $      2,283,690

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

NOTE 9 - GOING CONCERN

             The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company has received funds from a private placement and plans to continue making private placements of its preferred and common stock. There is no assurance that the Company will be able to obtain sufficient funds from other sources as needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. Management also intends to renegotiate the terms of its debt for longer repayment periods as needed.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Results of Operations

         Three Months ended 9/30/96 compared to Three Months ended 9/30/95

         Sales for this period decreased $233,701, (89%) from $261,701 to $28,000. The net loss also increased from the same period last year $287,525, (302%) from $95,237 to $287,525.

         Sales include the sale of real estate from Golf Ventures Inc. During the current period one lot was sold from the Cotton Acres subdivision for $28,000 compared to three condominiums from Cotton Manor sold for an average of $84,667 in the prior year. The cost of the lot sold was $12,691, 45% of sales, and the average cost of the condominiums was $56,420, 67% of sales. The volume of lot sales has been adversely affected by the non-availability of funds needed to develop new lots. Inventory levels of completed lots remain very low. GVI has completed building two model townhomes within the Cotton Manor subdivision. GVI is considering selling these units to generate funds to continue the development of both lots and townhomes.

         Total general and administrative expenses increased $172,061 (92%) from $187,577 last year to $359,638 this year. The increase is due primarily to the cost of travel and fees paid for promotional services incurred for GVI in an effort to increase awareness and expand the markets for its common stock.

         Management believes that the future of the Company will depend on its ability to find good merger and, or acquisition candidates and the ability of GVI to find long term financing for its Red Hawk project.

Six Months ended 9/30/96 compared to Six Months ended 9/30/95

         Sales for this period decreased from the same period in the prior year $188,501, (54%) from $349,501 to $161,000. The net loss also increased for the same period $237,926, (137%) from $174,099 to $412,025.

         Sales include the sale of real estate from Golf Ventures Inc. During the current period six lots were sold from the Cotton Acres subdivision for an average of $26,833 compared to four lots sold for an average of $21,950 and three condominiums from Cotton Manor sold for an average of $84,667 in the prior year. The average cost of lots sold this year was $12,341 and total cost of sales was $92,484, 46% of sales, compared to the average cost of the lots sold last year was $11,641 and the average cost of the condominiums was $56,420 for a combined cost of sales of $215,822, 63% of sales.

                  Total general and administrative expenses increased $345,358, 103% from $345,358 last year to $679,766 this year. The increase is due primarily to the cost of travel and fees paid for promotional services incurred for GVI in an effort to increase awareness and expand the markets for its common stock. Additionally, a $100,000 fee was paid by GVI to a landowner to renegotiate the terms of the land purchase.

Liquidity and Capital Resources

         At September 30, 1996, the Company had total assets of $9,221,468, total liabilities of $5,790,101 and total stockholders equity of $3,431,367 compared with total assets of $6,984,871, total liabilities of $3,979,000 and total stockholders equity of $3,005,871 at March 31, 1996. At September 30, 1996 cash increased $1,057,321, 134% to $1,848,065 from $790,744 on March 31, 1996.
The increase in total assets was due primarily to the cash received by GVI for a $2,000,000 loan from Miltex Industries, Geneva, Switzerland (Miltex) during the first quarter and an additional $558,000 loan received from Banque SCS, Geneva, Switzerland (Banque SCS) during the second quarter, capitalized interest and payments of $323,464 to Granite Construction for the Red Hawk project. Total liabilities at September 30, 1996 increased $1,811,101, 46%, from $3,979,000 at March 31, 1996 to $5,790,101. The increase was due to an increase in long-term debt of $2,558,000, related to loans from Miltex as described above, offset somewhat by loan paydowns and a reduction in accrued expenses.

         As of September 30, 1996, the Company had total current assets of $2,618,808 and total current liabilities of $1,726,252 which results in a current ratio of 1.52:1; compared with a current ratio of 0.75:1 as of March 31, 1996. The current ratio increase was due to the substantial increase in cash, as explained above. Real estate inventory as of September 30, 1996 decreased by $74,045 (10%) to $673,965 due primarily to the sale of six lots in the Cotton Acres subdivision since March 31, 1996.

         Current liabilities at September 30, 1996 decreased $747,704, (30%), from March 31, 1996 due primarily to a loan payoff of $401,366 and a reduction in accrued expenses of $134,372,(18%).

         The Company has historically satisfied its cash needs through the sale of real estate in GVI, the private placements of securities and secured borrowings. In June 1996, GVI completed an offering under Section 504 of the Securities Act of 1933 (the "Securities Act"). Net proceeds to GVI were
$889,424. Also in June, GVI borrowed $2,000,000 from Miltex and borrowed an additional $558,805 from Banque SCS, a stockholder of GVI. With this cash GVI escrowed sufficient funds to allow Granite to commence construction on Phase I of the Red Hawk project in July, 1996. Through November, 1996 GVI has paid to Granite $1,981,613 toward the Phase I improvements.

         The Company has land and debt payments due during the current year of approximately $600,000 and liquidity for the coming year will be dependent on its ability to secure long- term financing for the Red Hawk project, upon the cash flow generated from the closing of lot sales in Red Hawk, and from sales related to Cotton Manor and Cotton Acres projects. If Red Hawk does not receive sufficient financing and the Company should require additional cash during the year, the Company intends to meet its obligations through private offerings of common and/or preferred stock for cash and additional borrowings.

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

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         On June 30, 1996 the Company's 12% Convertible Subordinated Debentures matured. The principle value of the debentures is $185,000 and the related accrued interest is $114,174. The Company has not yet redeemed the debentures and intends to convert the majority of the debentures to common stock.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's securities holders during the quarter ended September 30, 1996.

Item 5.  Other Information

     On October 9, 1996 George H. Badger, President and director of the Company was arraingned in the U.S. Federal District Court for the Southern District on charges of conspiracy to commit securities fraud and criminal contempt. Mr. Badger is cooperating fully with the U.S. Attorney in the investigation of this matter.
                                       21

Item 6.  Exhibits and Reports on Form 8-K

               This Item is not applicable to the Company.
               No Report on form 8-K was filed by the  Company  during the three month period ended September 30, 1996.

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

                                            LEASING TECHNOLOGY INCORPORATED
                                                      (Registrant)

                                             BY: /s/  George H. Badger
                                                GEORGE H. BADGER, President




Dated:    November 19, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


   Signature                     Title                             Date

 /s/ George H. Badger     President, Chief Executive        November 19, 1996
 GEORGE H. BADGER         Officer and  Director
                          (Principal Executive Officer)

 /s/ Stephen B. Spencer   Secretary/Treasurer and Director  November 19, 1996
 STEPHEN B. SPENCER       (Chief Financial Officer,
                           Chief Accounting Officer and
                           Controller)