Form 10-Q
period 1996-12-31
LEASING TECHNOLOGY INC
filed 1997-02-14
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1996

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

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


              Class                       Outstanding as of February 13, 1996
    Common Stock, par value $.001                     36,704,644

                                TABLE OF CONTENTS
===============================================================================


Heading                                                                  Page
                          PART I. FINANCIAL STATEMENTS

Item 1.           Balance Sheets - December 31, 1996 and
                  March 31, 1996                                          4-5

                  Statements of Operations and  Accumulated  Deficit -
                  Nine months ended  December  31,  1996  and 1995 and
                  three  months  ended December 31, 1996 and 1995         6-7


                  Statements of Cash Flows - Nine months ended December
                  31, 1996 and 1995 and three months ended December 31,
                  1996 and 1995                                           8-9

                  Notes to Financial Statements                          10-17

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    18-20


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                        20

Item 2.           Changes in Securities                                    21

Item 3.           Defaults Upon Senior Securities                          21

Item 4.           Submission of Matters to a Vote of Securities Holders    21

Item 5.           Other Information                                        21

Item 6.           Exhibits and Reports on Form 8-K                         21

                  SIGNATURES                                               22

                                     PART I

Item 1.           Financial Statements

         The following, unaudited Consolidated Financial Statements for the period ended December 31, 1996, include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.













                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                         LEASING TECHNOLOGY INCORPORATED
                           Consolidated Balance Sheets


                                     ASSETS


                                                                              December 31,           March 31,
                                                                                 1996                   1996
CURRENT ASSETS                                                                (Unaudited)

  Cash                                                                     $        73,696    $        790,744
  Accounts receivable (Note 1)                                                      72,528              92,153
  Inventories (Note 1)                                                             560,965             748,010
  Marketable securities                                                             -                   58,024

     Total Current Assets                                                          707,189           1,688,931

PROPERTY AND EQUIPMENT (Note 1)

  Rental property                                                                   17,852              17,852
  Non-rental property                                                               62,022              52,414
  Total depreciable assets                                                          79,874              70,266
  Less: accumulated depreciation                                                   (66,813)            (63,901)

     Net Property and Equipment                                                     13,061               6,365

OTHER ASSETS

  Land held for development, net
    of long-term commitment payable (Notes 1, 6)                                11,220,339           5,287,605
  Deposits                                                                           1,970               1,970

     Total Other Assets                                                         11,222,309           5,289,575

     TOTAL ASSETS                                                          $    11,942,559    $      6,984,871



    The accompanying notes are an integral part of these financial statements

                         LEASING TECHNOLOGY INCORPORATED
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             December 31,          March 31,
                                                                                 1996                1996
CURRENT LIABILITIES                                                           (Unaudited)

  Accounts payable - trade                                                 $       708,646    $        765,956
  Accrued interest payable                                                         814,196             551,986
  Current portion of notes payable (Note 4)                                        694,700           1,156,014

     Total Current Liabilities                                                   2,217,542           2,473,956

LONG-TERM DEBT

  Commission payable (Note 6)                                                       90,000              90,000
  Notes payable (Note 4)                                                         6,257,511           1,415,044

     Total Long-Term Debt                                                        6,347,511           1,505,044

     Total Liabilities                                                           8,565,053           3,979,000

COMMITMENTS AND CONTINGENCIES (NOTE 8)                                              -                   -

MINORITY INTEREST (Note 1)                                                          -                   -

STOCKHOLDERS' EQUITY (NOTE 5)

  Preferred stock, par value $0.001 per share: 10,000,000
   shares authorized; issued and outstanding: 102,220 and
   102,220 Class B shares, 150,000 and 150,000  Class C
   shares -0- and -0- Class A shares at December 31, 1996
   and March 31, 1996, respectively (in  order of liquidation
   rights) (See Note 7)                                                                252                 252
  Common stock, par value $0.001 per share: 125,000,000
   shares authorized; issued and outstanding: 36,704,644 and
   36,704,644 shares issued and 33,488,244 and 33,488,244
   shares outstanding at December 31, 1996 and March 31,
   1996, respectively                                                               36,705              36,705
  Additional paid-in capital                                                    12,991,439          11,910,212
  Accumulated deficit                                                           (9,650,890)         (8,941,298)

     Total Stockholders' Equity                                                  3,377,506           3,005,871

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    11,942,559    $      6,984,871


    The accompanying notes are an integral part of these financial statements

                         LEASING TECHNOLOGY INCORPORATED
          Consolidated Statements of Operations and Accumulated Deficit

                                           For the Nine Months Ended          For the Three Months Ended
                                                December 31,                          December 31,
                                         1996                1995               1996               1995
                                      (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)
INCOME
  Sales - real estate             $        274,000    $        669,661     $       113,000    $        320,160

     Total Income                          274,000             669,661             113,000             320,160

COST OF SALES
  Cost of sales - real estate              160,422             430,254              67,938             151,207

     Total Cost of Sales                   160,422             430,254              67,938             151,207

     Gross Profit                          113,578             239,407              45,062             168,953

GENERAL AND
 ADMINISTRATIVE
 EXPENSES
  Depreciation and
   amortization                              2,912               2,768               1,038               1,190
  General expenses                       1,043,397             538,303             272,414             205,473

     Total General and
      Administrative
      Expenses                           1,046,309             541,071             273,452             206,663

     Net Operating (Loss)                 (932,731)           (301,664)           (228,390)            (37,710)

OTHER INCOME AND
 (EXPENSES)
  Interest income                           35,026               5,639               9,798               2,184
  Other income                              15,892              -                    6,641              -
  Gain on sale of assets                   191,101             149,880              13,323              49,594
  Interest expense                         (18,880)            (21,296)             (5,850)             (7,410)

     Total Other Income
      and (Expenses)                       223,139             134,223              23,912              44,368

  Net (Loss) Before
   Income Tax                             (709,592)           (167,441)           (204,478)              6,658
  Less: Provisions for
   (Income Tax)                             -                   -                   -                   -

NET (LOSS)                        $       (709,592)   $       (167,441)    $      (204,478)   $          6,658


    The accompanying notes are an integral part of these financial statements

                         LEASING TECHNOLOGY INCORPORATED
    Consolidated Statements of Operations and Accumulated Deficit (Continued)

                                        For the Nine Months Ended             For the Three Months Ended
                                                December 31,                           December 31,
                                         1996                1995               1996               1995
                                      (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)

NET (LOSS)                        $       (709,592)   $       (167,441)    $      (204,478)   $          6,658

BEGINNING
 ACCUMULATED DEFICIT                    (8,941,298)         (5,155,153)         (9,446,412)         (5,329,252)

ENDING
 ACCUMULATED DEFICIT              $     (9,650,890)   $     (5,322,594)    $    (9,650,890)   $     (5,322,594)

EARNINGS (LOSS)
 PER SHARE                        $          (0.02)   $          (0.00)    $         (0.01)   $          (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                            33,488,244          36,704,644          33,488,244          36,704,644


    The accompanying notes are an integral part of these financial statements

                         LEASING TECHNOLOGY INCORPORATED
                      Consolidated Statements of Cash Flows

                                           For the Nine Months Ended             For the Three Months Ended
                                                  December 31,                           December 31,
                                           1996                1995                 1996                1995
                                        (Unaudited)         (Unaudited)          (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
  Net loss                        $       (709,592)   $       (167,441)    $      (204,478)   $          6,658
  Adjustments to Reconcile
   Net Income to Net Cash
    Provided by Operating
    Activities:
  Depreciation and
   amortization                              2,912               2,768               1,038               1,190
  Decrease in inventory                    187,045             338,533             113,000             126,913
  (Increase) in accounts
   receivable                               19,625              41,737              24,250             (35,388)
  Increase in accounts
   payable and other
   current liabilities                     310,028              80,768             197,905            (128,048)
  Decrease (Increase) in
   other current assets                     59,024             (58,609)             58,024                 675

     Net Cash Provided
      (Used) by Operating
      Activities                          (130,958)            237,756            (189,739)            (28,000)

INVESTING ACTIVITIES
  Purchase of property
   and equipment                            (9,608)             (8,495)             (3,620)             (8,495)
  Investment in land                    (3,498,966)           (495,888)         (2,196,360)            (95,274)

     Net Cash Provided
      (Used) by Investing
      Activities                        (3,508,574)           (504,383)         (2,199,980)           (103,769)

FINANCING ACTIVITIES
  Preferred stock of
   subsidiary redeemed                     (12,500)             -                  (12,500)             -
  Stock offering costs                    (209,000)             -                  209,000              -
  Common stock of
   subsidiary issued for cash            1,046,521             168,383              -                   -
  Long-term borrowings                   2,833,805             250,000             275,000             250,000
  Payment on long-term
   debt                                   (736,342)            (25,626)           (235,628)            (15,735)
  Borrowings from related
   parties                                  -                  100,111              -                   79,764

     Net Cash Provided
      (Used) by Financing
      Activities                  $      2,922,484    $        492,868     $       235,872    $        314,029

    The accompanying notes are an integral part of these financial statements

                         LEASING TECHNOLOGY INCORPORATED
                Consolidated Statements of Cash Flows (Continued)

                                           For the Nine Months Ended            For the Three Months Ended
                                                  December 31,                           December 31,
                                           1996                1995               1996                 1995
                                        (Unaudited)         (Unaudited)        (Unaudited)          (Unaudited)
Increase in Cash and
 Cash Equivalents                 $       (717,048)   $        226,241     $    (1,774,369)   $        182,260

Cash and Cash Equivalents,
 Beginning of Period                       790,744              16,994           1,848,065              60,975

Cash and Cash Equivalents,
 End of Period                    $         73,696    $        243,235     $        73,696    $        243,235

Cash Paid For:
  Interest                        $         18,880    $         64,649     $         5,850    $         50,678
  Income Taxes                              -                   -                   -                   -


    The accompanying notes are an integral part of these financial statements

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and December 31, 1996


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

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and December 31, 1996


NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (Continued)

             g. Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of commitments and contingencies, and the reported revenues and expenses.

             h. Concentrations of Risk

The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At March 31, 1996, the Company exceeded the insured limit by approximately $584,380.

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

             j. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consist of the following:

                                              December 31,          March 31,
                                                  1996                 1996

      Real estate held for resale      $        560,965   $          748,010

            Total inventory            $        560,965   $          748,010

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and December 31, 1996


NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (Continued)

             k. Income Recognition

GVI recognizes gain on real estate sales in accordance with the provisions of FASB-66.

             l. Accounts Receivable

Accounts receivable are shown net of the allowance for bad debts of $5,000 at March 31, 1996 and December 31, 1996.

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

The source and deferred tax effect of these differences are as follows:

                                             December 31,         March 31,
                                                1996                1996
      Net operating loss carryover
       equity subsidiary *                $    (53,373)        $   (53,373)

      Deferred income taxes payable       $        -           $       -


     * (Note - no deferred tax asset is recorded in accordance with F.A.S.B. 109, because it can not be reasonably determined if the net operating loss will be useable.)

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and December 31, 1996


NOTE 4 -     NOTES PAYABLE

             Notes payable are comprised of the following:

                                                                       December 31,         March 31,
                                                                         1996                1996

             Convertible subordinated debentures,
               due June 30, 1996 bearing interest at
               12% per annum.  Interest payable
               quarterly, secured by land.                         $        185,000   $          210,500

             Promissory note payments through August
               15, 2016 at $30,524 per year including
               interest at 10% per annum.                                   201,890              204,435

             Promissory note secured by land, bearing
               interest at 9.75%, payable in full including
               accrued interest on June 18, 1997.                         1,188,805              355,000

             Trust deed note secured by land.  Interest
              accrued at 10% per annum, payable monthly
              at $5,000 per month through January 30, 1996
              at which time the balance including accrued
              interest will be due.                                          -                   401,366

             Trust deed note payable, secured by land.
              Interest accrued at 8% per annum.  Payable
              $100,000 per year plus the accrued interest
              for that year.                                                359,370              459,370

             Note payable bearing interest at 13.75%,
               monthly payments of $331 through
               February 1998, secured by personal
               property of officers.                                          6,484                7,452

             Trust deed note, secured by land and 50,000
              shares of the Company's common stock.
              Interest accrued at 15% per annum.  Principal
              and interest due May 31, 1995.                                 80,470              211,433

             Page totals                                           $      2,022,019   $        1,849,556

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and December 31, 1996


NOTE 4 -     NOTES PAYABLE (Continued)
                                                                        December 31,           March 31,
                                                                            1996                 1996

             Balance forward                                       $      2,022,019   $        1,849,556

             Purchase contract and note secured by
              land.  Interest accrued at 10% per annum,
              payable monthly at $25,000 per month
              until May 15, 1998, at which time the
              balance including accrued interest will
              be due.                                                     2,283,690               -

             Promissory note secured by land.  Interest
               accrued at 10% per annum, payable in
               shares of the Company's common stock.
               $120,000 plus a percentage of the proceeds
               of lot sales payable annually beginning on
               February 1, 1991 through February 1, 1997
               at which time the balance will be due as a
               balloon payment.  $2,000 from each Red
               Hawk lot sale also applies to the note.                      646,502              721,502

             Trust deed note, dated June 10, 1996, to be
              repaid after 36 months.  The note is secured
              by a trust deed on 616 acres of the Red Hawk
              property.  The note bears interest at 10.5%
              per annum which is payable monthly.                         2,000,000               -

             Subtotal                                                     6,952,211            2,571,058

             Less current portion                                          (694,700)          (1,156,014)

             Long-term portion                                     $      6,257,511   $        1,415,044



             Maturities of long-term debt are as follows:

                      March 31,        1996              $          694,700
                                       1997                       1,147,677
                                       1998                       2,516,881
                                       1999                       2,196,884
                                       2000                         145,936
                                       Thereafter                   250,133

                                                         $        6,952,211

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and December 31, 1996


NOTE 5 - STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                  Total
                                           Common Stock         Preferred Stock    Additional                    Stock-
                                        Shares                Shares                Paid-in     Accumulated      holders'
                                       (in 000s)   Amount    (in 000s)    Amount    Capital       Deficit         Equity

 Balance, March 31, 1995                 36,705   $ 36,705       252   $    252  $  7,679,394   $(5,155,153)   $ 2,561,198

 Capital contributed by stock
  issuances of the subsidiary            -          -         -          -          4,230,818        -           4,230,818

 Net (loss)                              -          -         -          -             -         (3,786,145)    (3,786,145)

 Balance, March 31, 1996                 36,705     36,705       252        252    11,910,212    (8,941,298)     3,005,871

 Capital contributed by stock
  issuances of the subsidiary            -          -         -          -          1,081,227        -           1,081,227

 Net (loss)                              -          -         -          -             -           (709,592)      (709,592)

 Balance, December 31, 1996              36,705   $ 36,705       252   $    252  $ 12,991,439   $(9,650,890)   $ 3,377,506

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and December 31, 1996


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

                         LEASING TECHNOLOGY INCORPORATED
                 Notes to the Consolidated Financial Statements
                      March 31, 1996 and December 31, 1996


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

Item 2. Management's Discussion & Analysis of Financial Condition and Result of Operations

Results of Operations

         Three Months ended 12/31/96 compared to Three Months ended 12/31/95

         Sales for this period decreased $207,160 (65%) from $320,160 to $113,000. Income from operations decreased from a net gain of $6,658 to a net loss of $204,478, a change of $211,136 (3,171%).

         Sales include the sale of real estate from the Cotton Manor and Cotton Acres subdivisions in Golf Ventures, Inc.. During the current three month period four lots were sold from the Cotton Acres subdivision for an average of $28,250. This compares to ten lots sold for an average of $23,363 in the comparable prior year period. The average cost of the lots sold in the current period was $12,643, 45% of sales, and the average cost of the lots sold for the same period last year was $12,691, 54% of sales. The volume of lot sales has been adversely affected by the non-availability of funds needed to develop new lots. Inventory levels of completed lots remain very low. GVI has completed building two model townhomes within the Cotton Manor subdivision. GVI is considering selling these units to generate funds to continue the development of both lots and townhomes.

         Total general and administrative expenses increased $66,789 (32%) from $206,663 during the three months ended December 31, 1995 to $273,452 during the three months ended December 31, 1996. The increase is due primarily to the increase in legal fees paid for ongoing matters. Interest income was $9,798 this period compared with $2,184 for the same period last year, resulting in a change of $7,614 (349%). Interest income relates to the interest earned by GVI on the remaining balance of the $2,000,000 CD placed in the bank for Granite Construction's (Granite) work on Red Hawk. Through January 31, 1997 Granite had earned and received $1,981,681 on the Red Hawk contract. Granite has completed their contract and the CD account has been closed.

         Management believes that the future of the Company will depend on its ability to find good merger and, or acquisition candidates and the ability of GVI to find long term financing for its Red Hawk project.

Nine Months ended 12/31/96 compared to Nine Months ended 12/31/95

         Sales for this period decreased from the same period in the prior year by $395,661 (59%) from $669,661 to $274,000. The net loss also increased for the same period by $542,151 (324%) from $167,441 to $709,592.

         Sales include the sale of real estate from the Cotton Manor and Cotton Acres subdivisions in Golf Ventures, Inc.. During the current nine month period, ten lots were sold from the Cotton Acres subdivision for an average of $26,833 compared with fourteen lots and three condominiums sold for an average of $21,950 and $84,667, respectively, in the comparable prior year period. The average cost of lots sold this year was $12,462 and total cost of sales was $160,422, 59% of sales, compared with the average cost of the lots and condominiums sold last year of $12,391 and $56,420, respectively, and total cost of sales of $430,254, 64% of sales. The cost of sales is higher due to the sale of three condominiums during the prior year period compared with no condominiums sold in the current period.

         Total general and administrative expenses increased $505,238 (93%) from $541,071 during the nine months ended December 31, 1995 to $1,046,309 during the nine months ended December 31, 1996. The increase is due primarily to the cost of travel and fees paid for promotional services incurred by GVI in an effort to increase awareness and expand the markets for its common stock. Legal fees increased for a $75,000 payment to settle a lawsuit and ongoing matters. Also a $100,000 fee was paid by GVI to a landowner to renegotiate the terms of the land purchase. This fee was expensed during the period.

Liquidity and Capital Resources

         At December 31, 1996, the Company had total assets of $11,942,559, total liabilities of $8,565,053 and total stockholders equity of $3,377,506 compared with total assets of $6,984,871, total liabilities of $3,979,000 and total stockholders equity of $3,005,871 at March 31, 1996. At December 31, 1996 cash decreased by $717,048 (91%) to $73,696 from $790,744 on March 31, 1996. The increase in total assets was due primarily to the addition of the Stucki land ($2,266,104) to the GVI balance sheet. Also, development costs in GVI increased for capitalized payments of $1,981,681 to Granite Construction, capitalized interest on borrowings of $733,948 and $93,169 paid to Washington City for installation of a water line. Total liabilities at December 31, 1996 increased by $4,586,053 (115%) to $8,565,053 from $3,979,000 at March 31, 1996. The increase was due to an increase in long-term debt in GVI of $4,842,495, related to the loans from Miltex Industries and Banque SCS received in the prior quarter and the addition of the Stucki loan for $2,266,104 offset by loan paydowns and a reduction in accrued expenses.

         As of December 31, 1996, the Company had total current assets of $707,189 and total current liabilities of $2,217,542 which results in a current ratio of 0.32:1; compared with a current ratio of 0.75:1 as of March 31, 1996. The current ratio decrease was due primarily to the decrease in cash in banks in GVI after GVI completed payment to Granite Construction. Real estate inventory as of December 31, 1996 decreased by $187,045 (25%) from $748,010 to $560,965 due primarily to the sale of ten lots in the Cotton Acres subdivision since March 31, 1996. Accounts receivable also decreased $19,625 (21%) from $92,153 to $72,528 for the receipt on lot sales receivables in Cotton Acres.

         Current liabilities at December 31, 1996 decreased by $256,414 (10%), from March 31, 1996 due primarily to a loan payoff of $401,366, offset by an increase in accrued interest of $262,210 (48%) from $551,986 at March 31, 1996 to $814,196 at December 31, 1996, and a decrease in accounts payable of $57,310 (7%) from $765,956 to $708,646 for the same period.

         The Company has historically satisfied its cash needs through the sale of real estate in GVI, the private placements of securities and secured borrowings. In June 1996, GVI completed an offering under Section 504 of the Securities Act of 1933 (the "Securities Act"). Net proceeds to GVI were $889,424. Also in June, GVI borrowed $2,000,000 from Miltex Industries. With this cash GVI escrowed sufficient funds to allow Granite to commence construction on Phase I of the Red Hawk project in July, 1996. Through January, 1997 GVI has paid to Granite $1,981,613 toward the Phase I improvements and

Granite has completed its work on Red Hawk. Crown Construction is now doing finish work on the golf course. During this fiscal year, through January 1997, GVI has borrowed $933,805 from Banque SCS, a stockholder of GVI.
         Construction on the Red Hawk project has now slowed significantly due to the lack of sufficient long-term financing. GVI has land and debt payments due during the current year of approximately $600,000 and liquidity for the coming year will be dependent on its ability to secure long- term financing for the Red Hawk project, upon the cash flow generated from the closing of lot sales in Red Hawk, and from sales related to Cotton Manor and Cotton Acres projects. Subject to receipt of sufficient financing to complete construction, the Company believes that 19 lots in Phase X of Cotton Acres will be completed in May. Many of these lots have been pre-sold and should be completely sold out by May. Also, 19 pads for townhome units in Cotton Manor, Phase IV have been completed. One townhome has been built and sold, two more are under construction. These sales will not be sufficient to financially support the Company and GVI's Red Hawk project. If the Company does not receive sufficient financing for the Red Hawk project, the Company intends to meet its obligations through private or public offerings of common and/or preferred stock for cash and additional borrowings. No assurance can be given that the Company will succeed in obtaining sufficient financing for Red Hawk or, if unsuccessful, that it will raise sufficient cash to meet its obligations through the sale of securities or additional borrowings. Without the additional financing, the Company has sufficient cash for operations to continue for only two or three months.

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

         Mid Valley Ventures, ( Mid Valley) was the holder of a mortgage on certain of GVI's properties and had recorded a notice of default in the Washington County recorders office. On April 12, 1996 GVI filed an action in the U.S. District Court of Utah, Central Division, to enjoin the foreclosure. On June 19, 1996 Mid Valley filed a counter claim against GVI. On August 30, 1996 in an effort to mitigate damages, GVI paid $436,025.39 as payment for sums due under the trust deed being foreclosed on by Mid Valley, subject to GVI's reserving its claims against Mid-Valley. The note is now considered paid in full, and a deed of reconveyance has been executed and received by GVI. GVI's complaint for damages and Mid Valley's counter claim were referred to mediation which was unsuccessful. The matter will probably proceed to trial.

         The Company is not a party to any other material, pending legal proceeding and no such action by, or to the best of its knowledge, against the Company or any of its officers or directors, has been contemplated or threatened.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         On June 30, 1996 the Company's 12% Convertible Subordinated Debentures matured. The principle value of the debentures is $185,000 and the related accrued interest through December 31, 1996 is $116,972. The Company has not yet redeemed the debentures and intends to convert the majority of the debentures to common stock.

         GVI's note with Property Alliance became payable in full on February 1, 1997. The principle balance of the note was $646,502 on said date. Property Alliance has taken no action against GVI and GVI's management expects to extend the term of the note on favorable terms.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's securities holders during the quarter ended December 31, 1996.

Item 5.  Other Information

         On October 9, 1996, George H. Badger, former President and Director of the Company, was arraigned in the U.S. Federal District Court for the Southern District on charges of conspiracy to commit securities fraud and criminal contempt. Mr. Badger is cooperating fully with the U.S. Attorney in the investigation of this matter.

         On December 31, 1996, George H. Badger resigned as the President and a Director of the Company. On the same date the Board of Directors appointed Karl
F. Badger President and Director of the Company.

Item 6.  Exhibits and Reports on Form 8-K

            (a)   This Item is not applicable to the Company.
            (b) No Report on form 8-K was filed by the Company during the three month period ended December 31, 1996.

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

                                            LEASING TECHNOLOGY INCORPORATED
                                                       (Registrant)

                                            BY:          /s/  Karl F. Badger
                                               -----------------------------
                                                 KARL F. BADGER, President




Dated:    February 13, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                Title                                   Date

   /s/ Karl F. Badger      President, Chief Executive          February 13, 1997
   --------------------    Officer and Director
   KARL F. BADGER          (Principal Executive Officer)


   /s/ Stephen B. Spencer  Secretary / Treasurer and           February 13, 1997
  -----------------------  Director (Chief Financial
  STEPHEN B. SPENCER       Officer, Chief Accounting
                           Officer and Controller)