Form 10-K
period 1997-03-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1997-07-14
CIK 812555

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required, effective October 7, 1996.)

                    For the fiscal year ended March 31, 1997

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from _____________ to _____________.

                         Commission file number 0-18865

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 (Name of Small Business Issuer in Its Charter)

           UTAH                                          87-0401400
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

            102 West 500 South, Suite 400, Salt Lake City, Utah 84101
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 363-8961
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]      No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended March 31, 1997 were $274,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 1997 was $1,135,085.

         The number of shares outstanding of the issuer's common equity, as of June 30, 1997 was1,841,486 shares.

         Transitional Small Business Disclosure Format (check one):Yes [ ] No[x]

                                     PART I

Item 1.   Business.

All information in this Form 10-K gives effect to a 1-for-20 reverse stock split effected on March 27, 1997.

GENERAL

         American Resources & Development Company ("ARDCO" or "the Company") formerly known as Leasing Technology, Incorporated, is a Utah corporation. When used throughout this document , unless the context suggests otherwise , the "Company" refers to ARDCO and/or its subsidiaries. ARDCO is primarily engaged in the venture capital business offering consulting expertise to selected business opportunities with an eye toward acquiring interests in businesses, or entire businesses, believed by management to hold potential for profit. The nature and manner of any acquisition cannot be determined at the present time and will be subject to the business judgment of management. The company presently intends to find businesses in which an interest can be acquired by the Company in exchange for the Company's securities, where the Sellers will play the major role in the development, and managing the ongoing operations of the business, and the primary function of the Company would be providing the corporate structure and some financing for the business operations. Management understands that every potential deal opportunity will be based on a different set of circumstances, terms and conditions, and there is no way of knowing when the Company will make its next acquisition.

          ARDCO's principal corporate offices are located at 102 West 500 South, Suite 400, Salt Lake City, Utah 84101 and its telephone number is (801) 363-8961.

         Effective March 27, 1997, the name of the Company was changed to American Resources and Development Company.

FINALLY COMMUNITIES, INC.

         During the prior year the Company reviewed many potential acquisitions and business opportunities. On May 20, 1997 the Company entered into an agreement with William R. Vowell to organize a corporation, Finally Communities, Inc. (Finally), to develop and sell vacation ownership interests in various resorts initially located in Fairfield Bay, Arkansas. Finally is a wholly owned subsidiary of ARDCO. Fairfield Bay is a 15,000 acre resort community in north central Arkansas, and Finally was organized to develop Fairfield Bay Outdoors, a 500 site resort camp-sharing RV park within the Fairfield Bay community. In addition to the development of RV parks, Finally will also introduce new vacation products that will be available to existing property owners and new consumers seeking added value from their vacation dollars.

         Mr. Vowell, the President of Finally, will operate the business in Arkansas for which he will receive 500,000 shares of the Company's Series E convertible Preferred Stock (E Preferred). 25,400 shares of the E Preferred are immediately convertible into 25,400 of ARDCO restricted Common Stock. The remaining shares of E Preferred are convertible into ARDCO Common Stock after June 30, 1999 and upon completion of the March 31, 1999 audit based on the two year pre-tax income of Finally and the Average Trading Price of the Company's

Common Stock. Per the terms of the agreement the Company arranged for a loan of $50,000 to be made to Finally. The E Preferred is pledged to secure the loan. A portion of the loan will be used to purchase land to be developed by Finally. Additionally, Finally has agreed to reimburse the company up to $20,000 per month for management and consulting services provided to Finally.

FAN-TASTIC, INC.

         In March, 1997, the company acquired 80% of the outstanding shares of Fan-Tastic, Inc., (Fan-Tastic) a Utah Corporation. Fan-Tastic is a franchiser and owner of retail entertainment and sports stores, dba Fan-A-Mania, based in regional shopping malls. As of June 30, 1997, Fan-Tastic owned 5 of its own stores (2 in Utah and 3 in Oregon) and 5 franchisees (Utah, Oregon, Pennsylvania, and Barbados). Fan-Tastic opened its first Fan-A-Mania store in October, 1995, with the purpose of taking advantage of the high growth and popularity of licensed entertainment and sports products.

         Fan-A-Mania stores carry a broad range of sports and entertainment products purchased from national vendors who are licensed with the following entertainment and sports companies: Disney, Warner Brothers, Public Television (Sesame Street), National Football League, National Basketball Association, Major League Baseball, National Hockey League. Products carried range from apparel for ages ranging from toddlers to adults, collectibles and souvenirs for fans of the world of entertainment and sports.

         In May, 1997, Fan-Tastic initiated a national marketing campaign to promote the Fan-A-Mania stores primarily through advertising in national magazines. Limited additional marketing will also be done at specific entrepreneur shows held in strategic regions of the United States and through direct marketing.

         With the sales of each franchise unit, Fan-Tastic receives a franchise fee of $19,500, and a royalty fee on ongoing sales of 3 1/2%. Principal services Fan-Tastic provides to its franchisees are as follows:

         - Site evaluation and selection and lease negotiation.
         - Store design and merchandising and display plans.
         - Lower inventory costs from our negotiated volume pricing and simplified buying through our consolidated buying program.
         - Inventory control through our consolidated point of sale software and chain wide identification of hot selling products.
         - Three days of initial training at our corporate office covering all phases of store operations; product purchasing, store promotions, etc. using the proprietary Fan-A-Mania operations manual. This initial training is followed closely with three days of training at the opening of the store and on-going follow-up training.

         International Franchising

         Fan-Tastic's marketing efforts have also resulted in international interest in the concept, with a first store opening in Bridgetown, Barbados in December, 1996, and the signing of a master franchise agreement with a Japanese company that is expected to open its first store in October 1997. Management of Fan-Tastic believes a strong area of growth will be in the international market due to the growing interest in American entertainment and sports in the global marketplace. The revenue from international franchisees was not greater than 10%.

         Seasonality

         Approximately 36% of annual sales are incurred in the months of November and December.

         Competition

         The entertainment and sports products industry is quite competitive. Most mass merchants carry entertainment and sports products and thus provide competition on an indirect basis. However, management believes service and atmosphere differentiate Fan-A-Mania products from mass merchant products. Direct competition in malls where Fan-A-Mania stores are located comes primarily from national chains such as Disney, Warner Brothers, and Champs. Currently, there are no Fan-A-Mania stores in locations with these stores, although direct competition exists with smaller sports stores. Management believes that Fan-A-Mania has differentiated itself by selling both entertainment and sports products and by having a more attractive look which includes an interactive shopping experience.

         Fan-Tastic also receives indirect competition from other franchisers for prospective franchisees. However, there is very little direct competition for prospective franchisees since Fan-A-Mania is the only entertainment and sports concept on the market. Fan-Tastic also has competition from suitable store locations from a wide variety of retailers.

         Trademarks

         Fan-Tastic owns the registered mark, "Fan-A-Mania".

GOLF VENTURES, INC.

         In 1990, the Company acquired a 616 acre real estate development near St. George, Utah. In 1994, the name was changed to Red Hawk(R) International Golf & Country Club ("Red Hawk(R)"). Also in 1991, the Company purchased two residential developments in St. George consisting of condominiums, cottages, and single family dwelling lots known as Cotton Manor and Cotton Acres respectively.

         In December 1992, the Company assigned all of its real estate holdings in Red Hawk(R), Cotton Manor and Cotton Acres to GVIC, a publicly held Utah Corporation, in exchange for 3,273,728 shares of GVIC common stock, which represented approximately 86% of GVIC's total outstanding shares. GVIC further agreed to assume all obligations related to the acquired real estate. On June 1, 1994, GVIC acquired an additional 54 acres of land adjacent to Red Hawk(R) for future development. GVIC is developing the real estate projects as initially anticipated by the Company.

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

         Land and Debt

         On March 30, 1990, the Company purchased, pursuant to an option agreement (as amended, the "Stucki Purchase Agreement") with Dr. Karl F. Stucki and Mrs. Marcia C. Stucki, Trustees of the Karl F. and Marcia C. Stucki Income Trust (the "Stuckis"), 487 acres of real property (the "Stucki Parcel") to be the site of the proposed Red Hawk(R) project. The total purchase price of the property was $3,000,000, which included a trust deed note for $2,865,000, bearing interest at 10% secured by the Stucki land. The note included monthly payments with the note payable in full in January 1994. In May 1994, the Company renegotiated the Stucki contract and has been making monthly payments of $25,000 inclusive of principle and interest. On July 5, 1996, GVI entered into a Further Modification Agreement with the Stuckis whereby GVI, in exchange for the Stucki's extending repayment of the Stucki Note, agreed to pay the Stucki's a lump payment of $75,000 upon the execution of the Further Modification Agreement and provides for the payment of $25,000 per month through May 15, 1998 after which time the entire balance of the Stucki Note will be due and payable. In addition, the May 15 modification provided for the release to GVI of approximately 200 acres of the Stucki parcel at a cost of $6,500 per acre. As of May 31, 1997, a balance of approximately $2,234,000 remained outstanding on the Stucki note, inclusive of principal and accrued interest.

          GVI owns two additional parcels of land contiguous to the 487-acre Stucki land. The first parcel, approximately 129 acres, was acquired by the Company from an unaffiliated third party and transferred to GVI in December 1992 under the LTI Real Estate Acquisition Agreement. The purchase price for the parcel was paid in full by delivery of 13,000 shares of the Company's common stock. The second parcel (54 acres) was Purchased by GVI on June 1, 1994 from an unaffiliated third party, for a purchase price of $500,000 and 600 shares of GVI's common stock. The terms of the purchase were $25,000 cash down, $25,000 payable 90 days from closing, and annual payments of $100,000, with interest accruing at a rate of 8% per annum. GVI intends to use the 54 acre parcel for commercial and higher density residential development. At June 30, 1997 the balance owing on the purchase note was $355,890.

         On December 31, 1997 GVI signed a trust deed note in favor of Miltex Industries, Geneva Switzerland for $3,238,805. GVI borrowed these funds to commence construction on the Red Hawk project. The note requires monthly interest payments of 10.5% through June 10, 1999 at which time the entire principle balance is due and payable. The note is secured by a trust deed on the three parcels of land comprising the Red Hawk project. Interest payable on the note at June 30, 1997 was approximately $170,000. GVI expects to be able to convert this accrued interest to Class B Preferred stock. Since December 31, 1996 and through June 30, 1997 GVI has borrowed an additional $410,000 from Miltex.

          On May 31, 1994 GVI borrowed $250,000 from the Foss Lewis Profit Sharing Plan. The loan is secured by a trust deed in the second position on the Stucki parcel, a trust deed in the first position on the 129-acre parcel and 50,000 shares of GVI investment stock. The outstanding balance of principle and accrued interest at June 30, 1997 was $89,383. Although the Foss Lewis note became due on May 31, 1995, the holder has verbally agreed to extend payment, and has taken no action against GVI. GVI's management expects to pay the note in full before December 31, 1997.

         Red Hawk(R) current developments and twelve month plan of operation

         During fiscal year 1997 Washington City completed construction of a storage tank for culinary (drinking) water in close proximity to Red Hawk(R), together with a water pumping station and delivery lines which run through GVI's property. As a result, management believes that Red Hawk(R) will have adequate quantities of culinary water available. The cost to GVI for this water line was $130,000.

         In July 1996 Granite Construction broke ground on Phase I at Red Hawk. Phase I will consist of development and sale of 102 estate lots, 7 cottages, 5 corporate villas, and construction of the first 18 holes of the golf course, a double driving range, irrigation, lakes and infrastructure for utilities. Through November 1996, Granite roughed in eighteen holes of the golf course, graded the sites for 102 residential lots, installed sewer laterals to the lots and graded the major roads in the project. Granite was paid $1,981,681 for its work. GVI employed Crown Golf to do the finish grading on the golf course. Crown has been paid $35,817 and is owed $218,721 through June 30, 1997. In November GVI stopped construction at its Red Hawk project until additional funding is obtained. Management can give no assurance as to when financing will be obtained and construction resumed. During the fiscal year ending March 31, 1998, the Company will continue to assist GVI in its efforts to acquire permanent financing for development of Phase I at Red Hawk(R).

         Assuming adequate financing can be obtained, the Phase I construction could be completed within six months of the receipt of that financing at a cost of approximately $5,700,000. Additionally, a sewer line will need to be brought to the property. As Washington City owns and is responsible for sewer lines, the Company must negotiate with the City with respect to the construction and payment of the sewer line. Construction costs are estimated to be approximately $1,000,000 for the off-site sewer. GVI estimates that an additional $135,000 will be required for construction of a gas line. There is a possibility that future expenditures for on-site electric power will be necessary; however, this has not been determined and no estimates of costs will be obtained until future demands are assessed. The final plat for Red Hawk will be recorded upon installation of all improvements and/or bonding of Phase I. No other permits or authorization are required until after filing of the final plat for Phase I at which time building permits will be obtained from Washington City. 35 reservations have been taken for residential lots in Red Hawk(R) under the pre-sales lot program.

COTTON MANOR AND COTTON ACRES

         In September 1991, the Company purchased for an aggregate purchase price of $2,592,050, two real estate developments located in St. George, Utah, consisting of approximately 80 contiguous acres that included an existing condominium development known as Cotton Manor, and a single residence development known as Cotton Acres. At the time of the acquisition, the two developments consisted of both developed and undeveloped property. On December 31, 1992, pursuant to the LTI Real Estate Acquisition Agreement, GVI assumed all of LTI's right, title and interest in Cotton Manor and Cotton Acres and assumed the related liabilities, including the Company's outstanding obligations.

         Debt

         The total purchase price for Cotton Manor and Cotton Acres under the Sales Agreement between Property Alliance and the Company was $2,592,050, payable as described below. LTI made an initial payment of $23,601 at the time of the acquisition and assumed various obligations of Property Alliance related to the acquired properties including, (i) a promissory note with an outstanding balance of $277,304, payable $30,000 per year, (ii) a promissory note with an outstanding balance of $101,145, which has been paid in full and (iii) a Special Improvement District (SID) obligation estimated at $53,000, of which $36,000 has been paid through June 30, 1997. The Company also delivered to Property Alliance a trust deed note in the principal amount of $1,387,000, bearing interest at the rate of 10% per annum, which note is secured by a trust deed covering the conveyed properties. A portion of the principal on the trust deed note was payable in six annual installments of $120,000 through February 1, 1997 and interest is payable in shares of LTI common stock. In addition, the Sales Agreement requires mandatory prepayments of 75% of the gross proceeds from the sale of the acquired assets plus $2,000 from the sale of each Red Hawk(R) lot. Although the Company did not make payments on the trust deed note on the foregoing terms, the Company and GVI have made various oral arrangements with Property Alliance, described below, with respect to such payments. Additionally, the Company issued 150,000 shares of its Series C Convertible Preferred stock valued at $5.00 per share ($750,000) which Preferred shares are to be converted into GVI Common shares at which time the 150,000 Series C Preferred shares are to be canceled and returned to the Company.

         On June 30, 1994, Property Alliance, GVI and the Company entered into a modification of the original Sales Agreement under which, in consideration of Property Alliance extending the due date of the first four annual payments on the Note (aggregating $480,000) until July 31, 1995, GVI is obligated to make a mandatory prepayment on the Note of $5,000 (rather than $2,000) for each Red Hawk(R) lot sold by GVI. In addition, GVI is obligated to pay Property Alliance, as a mandatory prepayment on the Note, $175,000 from the first $1,000,000 of financing proceeds GVI secures for development of Red Hawk(R). As of May 31, 1997 the principal balance of the trust deed note was $646,502 and accrued interest, payable with ARDCO common stock, was $485,954.

         Cotton Manor, a 19 acre  development,  currently  includes 28 completed condominiums (one two-story building with 16 units and three one-story four-plexes) and recreational facilities including swimming pool, tennis courts, and a putting green.

         GVI currently intends to build an additional 102 cottages as marketing of the project develops. Each cottage is part of a single, detached planned unit development (PUD). Two cottage models have been completed. Approval to construct the first 19 cottages has been obtained from the City of St. George. Installation of the water, sewer and power lines for the 19 units is completed. GVI has recently commenced marketing the cottages and believes that the initial 19 cottages can be sold within approximately two years. Building permits will be obtained from the City of St. George as needed. Following the sale of the 19 units, known as Phase IV, GVI intends to commence marketing and developing additional Phases.

         Cotton Acres is a 61 acre development consisting of 259 lots. All 200 lots in Phases I-IX have been sold and dwelling units on such lots have been completed. Development of Phase X, consisting of 19 lots has been completed. These lots have been pre-sold and should all close prior to September, 1997. Development and sale of the remaining lots should be completed within two years.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         No information is presented as to industry segments. The Company, through its subsidiary GVIC, is presently engaged in the principal business of developing residential and recreational real estate projects. The Finally acquisition occurred in May, 1997 and the Fan-Tastic acquisition occurred in March, 1997. The assets, equity, and operations of Fan-Tastic are each respectively less than 10% of the Company's, and not material for separate industry segment disclosure. Reference is made to the statements of operations included herein in response to Part II, Item 7 of this Form 10-KSB for a statement of the Company's revenues and operating profit (loss) for the past three fiscal years.

Item 2.           Properties.

         The  Company's  executive  offices  are  located at 102 West 500 South,
Suite 400,  Salt Lake  City,  Utah  84101.  This  office  facility  consists  of approximately 2,150 square feet and was being leased pursuant to a 24-month lease which expired on May 31, 1997. The Company is paying $2,229 for the space on a month-by-month basis. Management intends to renegotiate the lease, or move to a different office space within the same building and sign a new lease for multiple years. The Company shares this office space with GVI. The Company and GVI have an oral agreement pursuant to which GVI pays the rent and certain related overhead charges for both companies and the Company pays the salary of certain of GVI's employees who provide part-time services to the Company. Historically, the value of the rent and overhead charges paid by GVI attributable to the Company have been approximately equal to the value of the services provided by GVI employees on behalf of the Company, however no exact accounting has been maintained.

         GVIC's real estate holdings are comprised of one recreational and residential development consisting of approximately 670 acres near St. George, Utah named Red Hawk(R) International Golf & Country Club, and two residential developments in St. George, Utah aggregating approximately 80 acres known as Cotton Manor and Cotton Acres. See "Item 1. Business." for the related encumbrances on these properties.

         Fan-Tastic leases an office and warehouse space in Salt Lake City, Utah and leases retail space for it's six stores. Lease commitments from fiscal 1998 through fiscal 2002 are $77,721, $59,653, $35,256 and $20,566.

Item 3.   Legal Proceedings.

         No legal proceeding is pending at this time.

Item 4.   Submission of Matters to a Vote of Security Holders.

         On February 20, 1997, an amendment to the Articles of Incorporation of the Company was approved by written consent of certain shareholders owning 1,219,331 shares (66%) in lieu of a meeting, changing the name of the corporation to American Resources and Development Company. A one-for-twenty reverse split of the Company's common stock was also approved. These changes became effective on March 27, 1997.


                                     PART II

Item 5.   Market for Common Equity & Related Stockholder Matters.

         The Company's common stock is currently traded in the over-the-counter market on the Electronic Bulletin Board under the symbol ADCO. The Company intends to apply to have its common stock listed for trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ), although there is no assurance that such listing will be obtained.

         The following table represents the average range of high and low bid quotations for the calendar quarters indicated since the first quarter of 1995.

                  Calendar Quarters            High Bid          Low Bid

                  1995
                  1st Quarter                      3.80             2.60
                  2nd Quarter                     10.00             5.00
                  3rd Quarter                      2.60             1.20
                  4th Quarter                      3.80             1.20

                  1996
                  1st Quarter                      3.80             1.20
                  2nd Quarter                      3.80             1.20
                  3rd Quarter                      3.00             1.20
                  4th Quarter                      2.50             0.60

                  1997
                  1st Quarter                      6.50             2.50
                  2nd Quarter                      5.50             2.75

         The foregoing quotations were obtained from broker-dealers and market makers who provide daily reports of the NASD Electronic Bulletin Board. The above quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         As of June 30, 1997, the Company had 1,841,486 shares of its common stock issued and outstanding, and there are 1,425 shareholders of record, which figures do not take into consideration those shareholders whose certificates are held in the name of broker-dealers.

         As of the date hereof, the Company has not paid or declared any cash dividends. The Company can give no assurance that it will generate future earnings from which cash dividends can be paid. Future payment of dividends by the Company, if any, is at the discretion of the Board of Directors and will depend, among other criteria, upon the Company's earnings, capital requirements, and its financial condition as well as other relative factors. Management has followed the policy of retaining any and all earnings to finance the development of its business. Such a policy is likely to be maintained as long as necessary to provide working capital for the Company's operations.

RECENT SALES OF UNREGISTERED SECURITIES

         On March 17, 1997 the Company acquired 80% of the outstanding shares of Fantastic for 100,000 shares of the Company's Series D Convertible Preferred Stock. The shares were exempt from registration pursuant to Section (4)(2) of the Securities Act of 1933.

         On May 20, 1997 the Company entered into an agreement with William R. Vowell to form Finally Communities, Inc. In consideration of Mr. Vowell's time and effort to develop the Finally business, the Company issued Mr. Vowell, or his designee, 500,000 shares of Series E Convertible Preferred Stock. The shares were exempt from registration pursuant to Section (4)(2) of the Securities Act of 1933. Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

 Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations

RESULTS OF OPERATIONS
For the Year Ended March 31, 1997, Compared to the Year Ended March 31, 1996.

         Total revenue for the fiscal year ended March 31, 1997 ("fiscal 1997") decreased $460,675, 63%, to $274,000, compared with $734,675 for the fiscal year ended March 31, 1996 ("fiscal 1996"). Income is comprised of the sale of lots from Cotton Acres and condominiums from Cotton Manor. During fiscal 1997, 9 lots were sold at an average price of $30,400. During the comparable prior year period, 20 lots were sold at an average price of $24,000 and 3 condominium units were sold at an average price of $84,700. The sales volume is dependent upon the number of completed lots and condominiums in inventory. During the past year GVI's available capital was used to develop Red Hawk and no funds were made available to Cotton Manor or Cotton Acres for development and therefore no new inventory was available for sale and sales decreased.

         Cost of sales decreased by $354,462, 69%, to $158,066 for the fiscal year ended March 31, 1997 from $512,528 for fiscal 1996. As a percentage of total revenue, cost of sales decreased to 58% in the current year from 70% in the prior year. Gross profit decreased $106,213, 48%, to $115,934 during fiscal 1997 from $222,147 during fiscal 1996. Gross profit as a percentage of total revenue increased to 42% from 30% in fiscal 1996.

         General and administrative expenses decreased $2,859,610, or 68%, to $1,377,082 during fiscal 1997 from $4,236,692 during fiscal 1996. The decrease was principally attributable to the 1996 issuance by GVI of 2,835,000 shares of GVI stock valued at $1.00 per share in exchange for financial services, and GVI issuing 350,000 shares of GVI stock in exchange for promotional services valued at $1.00 per share. The decrease was offset somewhat by increases in legal fees of $197,730, 202%.

          The Company had other income of $241,863 during fiscal 1997 compared with $232,173 during fiscal 1996 an increase of $9,690, 4%.

          The Company experienced a net loss of $1,024,802 in fiscal 1997 compared with a net loss of $3.786.145 in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had total assets of $13,323,105 and total stockholders equity of $3,057,708 compared with total assets of $6,984,871 and total stockholders equity of $3,005,871 at March 31, 1996. The increase in total assets of $6,338,234, 91% is due primarily to (i) recording $2,266,104 of the Stucki land asset on the GVI balance sheet (ii) the addition of $2,200,000 in construction costs on the Red Hawk project (iii) $1,200,000 of capitalized development related interest. Total liabilities at March 31, 1997 increased
$6,286,397,  158%, from  $3,979,000 to  $10,265,397.  The increase is due to (i)
recording $2,266,104 of the Stucki debt corresponding to the land described above (ii) loans from Miltex Industries of $3,238,805 for construction and overhead in GVI (iii) an increase in current liabilities of $1,012,677 explained below.

         As of March 31, 1997, the Company had total current assets of $1,336,961 and total current liabilities of $3,486,633 which results in a current ratio of 0.38:1, compared to a current ratio of 0.68:1 as of March 31, 1996. The current ratio decrease was due to the decrease in year end cash of

$742,894,  94%, from $790,744 at year end 1996 to $47,850 at March 31, 1997. The decrease in cash reflects the slow down in real estate sales in GVI and the decrease in borrowings during the fourth quarter of FY 1997. The decrease in cash was offset somewhat by the increase in real estate inventories of $184,429, 25%, from $748,010 to $932,439 due primarily to the completion of an additional townhome in the Cotton Manor development and the construction of an additional 19 lots in Phase X of Cotton Acres. There are now two townhomes being used as models until they are sold.

         Current liabilities at March 31, 1997 increased $1,012,677, 41%, over the prior year due to an increase in accounts payable of $385,938, 50%, and an increase in interest payable of $556,649, 100%, related to the ongoing interest accrual for notes payable and an adjustment for prior periods.

         The Company has historically satisfied its cash needs through the sale of real estate in GVI and private placements of securities and secured borrowings. During 1997, the Company's subsidiary GVI sold $274,000 of real estate in Cotton Manor and Cotton Acres. This figure is substantially lower than prior years due to the inability to raise sufficient funds to complete lot development in Cotton Acres and Cotton Manor and make sales. During the year GVI borrowed $3,238,805 from Miltex Industries of Geneva, Switzerland. (Miltex). Approximately $2,000,000 of these funds were used to pay Granite Construction Co. to start the rough grading on the golf course and the first phase of residential lots in Red Hawk. Additionally, the Miltex funds were used to keep the Stucki land note current and to pay overhead expenses. The construction at Red Hawk has now stopped until further development money is raised.

         Completion of Phase I in Red Hawk and the subsequent sale of lots in Phase I will depend largely on GVI, with assistance from the Company, being able to raise additional funds, preferably long term financing. GVI is pursuing development loans in the $10,000,000 to $14,000,000 range. GVI will also continue to develop and sell lots and townhomes in the Cotton Manor/Acres developments as financing becomes available. These sales will not be sufficient to financially support the Company and GVI's Red Hawk project. The Company's and GVI's ongoing overhead and land obligations are approximately $75,000 per month. Additionally, GVI has approximately $1,200,000 of long-term debt due during 1998. If the Company does not receive sufficient financing for the Red Hawk project, the Company intends to meet its obligations through private or public offerings of common and/or preferred stock for cash and additional borrowings. No assurance can be given that the Company will succeed in obtaining sufficient financing for Red Hawk or, if unsuccessful, that it will raise sufficient cash to meet its obligations through the sale of securities or additional borrowings.

Item 7.   Financial Statements and Supplementary Data.

         The Following financial statements and documents are filed herewith on the pages listed below, as part of Part II, Item 8 of this report.

Document      ..........................................................  Page
     1.  Financial Statements and Accounts Report:
              Independent Auditor's Report..............................   F-3

               Consolidated Balance Sheet...............................   F-4

              Consolidated Statements of Operations ....................   F-6
              Statement of Stockholders' Equity.........................   F-7

              Consolidated Statements of Cash Flows.....................   F-8

              Notes to Consolidated Financial Statements
              Notes 1 through 11........................................   F-10

     2.  Financial Statement Schedules

              Schedule VIII - Valuation and Qualifying Accounts.........   F-19

              Schedule X - Supplementary Income Statement Information...   F-20

              Schedule XI - Real Estate and Accumulated Depreciation....   F-21

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     This item is not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

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

     The following table sets forth the name and office held by each director and officer of the company, followed by a brief resume of each individual.

    NAME                  AGE  POSITION HELD
    Karl F. Badger        42   President, Chief Executive Officer and Director
    Barry L. Papenfuss    37   Vice President and Director
    Stephen B. Spencer    41   Secretary/Treasurer and Director

         KARL F. BADGER, has been with the Company since 1992 working as the Director of Shareholder Relations. He was appointed President, CEO and Director of the Company upon resignation of George H. Badger, his father in December 1996. Prior to 1992, Mr. Badger was a licensed broker/principle for Rocky Mountain Securities and Investments.

          BARRY L. PAPENFUSS, Vice President and Director of the Company, is the President of Fan-Tastic and has been with the Company since Fan-Tastic was acquired by ARDCO in March, 1997. From 1990-1994, Mr. Papenfuss was the controller of The Pro Image, a sports apparel company and from 1985-1990, was an auditor with Deloitte and Touche, an international accounting firm. Mr. Papenfuss graduated from Brigham Young University.

          STEPHEN B. SPENCER, Secretary/Treasurer and a Director of the Company, is a Certified Public Accountant and has been the Controller of ARDCO since 1990. From 1988 to 1990, he worked for Mrs. Fields, Inc. as an Assistant Financial Controller and then Controller, and from 1985 to 1988, he was the Director of Operations for the Salt Lake Convention and Visitors Bureau. Mr. Spencer became a director of the Company in June, 1991. Mr. Spencer is also the Secretary/Treasurer and director of Golf Ventures, Inc., a subsidiary of the Company and a publicly traded corporation.

          DUANE H. MARCHANT is the President and CEO of Golf Ventures, Inc. since January, 1993. From 1990 until 1995 he was a Director and President of ARDCO. Mr. Marchant directly supervises all real estate activities in GVI. He has been involved in real estate development for over twenty years.

          GEORGE H. BADGER, resigned as President, Chief Executive Officer and a Director of the Company on December 31, 1996. Mr. Badger served as a director since June 1992, and was President since 1993. On October 9, 1996, Mr. Badger was arraigned in the U.S. Federal District Court for the Southern District of N.Y. on charges of conspiracy to commit securities fraud and criminal contempt. Mr. Badger is cooperating fully with the U.S. Attorney in the investigation of this matter.

Item 10.  Executive Compensation.

         The  Company  has  not  had  a  bonus,   profit  sharing,  or  deferred
compensation plan for the benefit of its employees, officers or directors.

         The following table sets forth a summary of cash and non-cash compensation for each of the last three fiscal periods ended March 31, 1997, 1996, and 1995, with respect to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                                             Summary Compensation Table

Name and
Principal Position                            Year              Salary
Karl F. Badger,                               1997              $73,058
President & CEO                               1996              $73,058
(from December, 1996 to present)              1995              $73,058

George H. Badger,                             1997              $50,400
President & CEO                               1996              $50,400
(from 1993 to December 1996)                  1995              $50,400

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth information, to the best knowledge of the Company, as of June 30, 1997, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock; (ii) each director; and (iii) all current directors and executive officers as a group.

NAME AND ADDRESS OF                        NUMBER OF              PERCENT
BENEFICIAL OWNER                         SHARES OWNED             OF CLASS
-----------------------------------     -------------             ---------
Banque SCS Alliance SA                      948,336                51.50%
P.O. Box 880
12111 Geneva 3, Switzerland

George H. Badger                            131,487                 7.14%
102 West 500 South,  Suite 400
Salt Lake City, UT  84101

Don Pickett, agent for                      125,860                 6.83%
Mindon Investment and The Stella Trust
P. O. Box 58548
Salt Lake City, UT  84101

Karl F. Badger                                    5                  *
102 West 500 South,  Suite 400
Salt Lake City, UT  84101

Barry L. Papenfuss                                0(1)               *
102 West 500 South,  Suite 400
Salt Lake City, UT  84101

Stephen B. Spencer, Trustee                 160,820(2)              8.73%
102 West 500 South, Suite 400
Salt Lake City, UT  84101

All Officers and Directors as a Group
(3 persons)                                 160,825                 8.73%
*Less than 1%


Item 12.  Certain Relationships and Related Transactions.

         Since the beginning of the Company's last fiscal year, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.

--------
(1) Mr. Papenfuss is the holder 37,012 shares of the Company's Serie D Convertible Preferred Stock. After June 30, 2000 and before September 30, 2000 the D Preferred is convertible at the option of the holder into shares of the Company's common stock or the common stock of Fantastic at a conversion rate to be determined based on net income of Fantastic at the time of conversion and the trading price of the Company's common stock. Additionally Mr. Papenfuss has received options to acquire 56,903 shares of the Company's common stock valued at $2.00 per share. The options become available on June 1, 1999 if certain income related performance goals have been met.

(2) These shares were issued with the intent of converting the Company's debenture holders and Series B Convertible preferred shareholders to common stock. These conversions have not taken place. Mr. Spencer will hold these shares in trust until the conversions have taken place.

Item 13.  Exhibits and Reports on Form 8-K.

         (a) 3.  Exhibits

                 The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit No.      Exhibit Name

        3.1 (1)  Articles of Incorporation
        3.2 (2)  Amendment to Articles of Incorporation
        3.3 (1)  By-Laws
        3.4 (7)  Amendment on name change
        3.5 (7)  Amendment on Series D designation
        3.6 (7)  Amendment on Series E designation
       10.1 (1)  Agreement with TechKNOWLOGY, Inc.
       10.2 (1)  Financing Agreement
       10.3 (1)  Exchange of Shares Agreement
       10.4 (1)  Option Contract
       10.5 (1)  Extension to Option Contract
       10.6 (1)  Further Amendment to Option Agreement
       10.7 (1)  Purchase Agreement
       10.8 (1)  Amendment to Purchase Agreement
       10.9 (1)  Addendum to Purchase Agreement
      10.10 (1)  Purchase Agreement (Stella Trust)
      10.11 (2)  Agreement of Joint Project
      10.12 (2)  Amendment to Agreement of Joint Project
      10.13 (2)  Dynamic American Option
      10.14 (2)  Land Sale Agreement
      10.15 (2)  Assignment of Trust Deed and Trust Deed Note
      10.16 (2)  Promissory Note (Johnson)
      10.17 (3)  TKI Dealer Agreement
      10.18 (4)  Modification Agreement
      10.19 (4)  Land Sales Agreement (Mindon)
      10.20 (4)  Sales Agreement (Property Alliance)
      10.21 (5)  Assignment Agreement
      10.22 (6)  Agreement with The Stella Trust and Mindon Investments (Pickett
                 Group)
      10.23 (6)  Acquisition Agreement with Golf Ventures, Inc.
      10.24 (6)  Settlement Agreement and General Release (TKI)
      10.25 (7)  Stock Purchase Agreement (Fantastic)
      10.26 (7)  Agreement (Vowell/Finally)
       16.1 (2)  Letter Regarding Change in Certifying Public Accountant
       21.1 (7)  Subsidiaries
       23.1 (7)  Consent of Independent Auditor
       27.1 (7)  Financial Data Schedule
       99.1 (2)  List of Third Party Loans to TechKNOWLOGY, Inc.
        (28.1)*
       99.2 (2)  Lease of LTI Office
        (28.2)*
       99.3 (2) Financial Statements for years ended March 31, 1989, 1988 and 1987, and
        (28.3)* quarter ended June 30, 1989, as prepared by Dale K. Barker Co., P.C.
       99.4 (4)  Class "A" Preferred Stock
        (28.4)*
       99.5 (4)  Debenture
        (28.5)*

            (1)  Incorporated  by  reference  to the Form 10  Registration
                  Statement  filed  with  the  Commission October 16, 1990,
                  File No. 0-18865.
            (2)  Incorporated  by reference to Amendment  No. 1 to Form 10
                  Registration Statement filed with the Commission May 23, 1991, File No. 0-18865.
            (3)  Incorporated  by reference to Amendment  No. 2 to Form 10
                  Registration Statement filed with the Commission August 12, 1991, File No. 0-18865.
            (4)  Incorporated  by reference to Amendment  No. 3 to Form 10
                  Registration Statement filed with the Commission November 13, 1991, File No. 0-18865.
            (5)  Incorporated  by reference to Amendment  No. 4 to Form 10
                  Registration Statement filed with the Commission February 13, 1992, File No. 0-18865.
            (6)  Incorporated by reference to Form 10-K for the year ended March
                  31, 1993
            (7)  Incorporated by reference to form 10-KSB for the year ended
                  March 31, 1997.

(*)Exhibits  previously  filed as Exhibits 28.1 through 28.5 are now depicted as
   99.1 through 99.5.


(b) The Registrant filed a report on Form 8-K on March 17, 1997 outlining the acquisition by the Company of Fan-Tastic, Inc. on March 17, 1997, identifying the Company's name change from Leasing Technology, Inc. to American Resources and Development Company and a one for twenty (1:20) reverse stock split effected on the Company's common stock.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                  (Registrant)

                                  BY: /s/ KARL F. BADGER
                                     ----------------------
                                      Karl F. Badger, President




Dated: July 11, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    Signature                     Title                             Date


/s/ Karl F. Badger            President, Chief Executive           July 11, 1997
-----------------------       Officer and Director
Karl F. Badger                (Principal Executive Officer)

/s/ Barry L. Papenfuss        Vice President and Director         July 11, 1997
-----------------------
Barry L. Papenfuss

/s/ Stephen B. Spencer        Secretary/Treasurer and             July 11, 1997
-----------------------       Director (Chief Financial
Stephen B. Spencer            Officer, Chief Accounting
                              Officer and Controller)

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                        Consolidated Financial Statements

                             March 31, 1997 and 1996

                                 C O N T E N T S





Independent Auditors' Report ....................................... 3

Consolidated Balance Sheet ......................................... 4

Consolidated Statements of Operations .............................. 6

Consolidated Statements of Stockholders' Equity .................... 7

Consolidated Statements of Cash Flows ...............................8

Notes to the Consolidated Financial Statements .................... 10

Supplemental Schedules ............................................ 19

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
American Resources and Development Company

We have audited the accompanying consolidated balance sheet of American Resources and Development Company at March 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Resources and Development Company at March 31, 1997 and the results of their operations and their cash flows for the years ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred significant losses since inception, has a substantial working capital deficit, and has debt significantly in excess of stockholders' equity, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules on pages 20 and 21 are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
June 19, 1997



                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                            Consolidated Balance Sheet


                                                      ASSETS
                                                                                                    March 31,
                                                                                                      1997
CURRENT ASSETS                                                                                ----------------

  Cash                                                                                        $         47,850
  Accounts receivable                                                                                   41,349
  Real estate inventories                                                                              932,439
  Merchandise inventory                                                                                291,169
  Prepaid and other current assets                                                                      23,682
  Current portion of contract receivable                                                                   472
                                                                                              ----------------
      Total Current Assets                                                                           1,336,961
                                                                                              ----------------
PROPERTY AND EQUIPMENT

  Model home                                                                                           133,954
  Furniture, fixtures and equipment                                                                    146,412
  Vehicle under capital lease                                                                           17,852
                                                                                              ----------------

     Total depreciable assets                                                                          298,218
     Less: accumulated depreciation                                                                    (97,965)
                                                                                              ----------------
      Net Property and Equipment                                                                       200,253
                                                                                              ----------------
OTHER ASSETS

  Land held for development (Note 2)                                                                11,475,016
  Goodwill (Note 9)                                                                                    252,912
  Long-term portion of contract receivable                                                              55,993
  Deposits                                                                                               1,970
                                                                                              ----------------
     Total Other Assets                                                                             11,785,891
                                                                                              ----------------
     TOTAL ASSETS                                                                             $     13,323,105
                                                                                              ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    March 31,
                                                                                                      1997
CURRENT LIABILITIES                                                                           ----------------

  Accounts payable                                                                            $      1,151,894
  Accrued expenses and other current liabilities                                                     1,108,635
  Current portion of notes payable (Note 3)                                                          1,213,866
  Current portion of capital lease obligations (Note 4)                                                 12,238
                                                                                              ----------------
     Total Current Liabilities                                                                       3,486,633
                                                                                              ----------------
LONG-TERM DEBT

  Commission payable                                                                                    90,000
  Long-term portion of notes payable (Note 3)                                                        6,356,331
  Long-term portion of capital lease obligations (Note 4)                                               13,394
  Notes payable, related parties (Note 9)                                                              319,039
                                                                                              ----------------
     Total Long-Term Debt                                                                            6,778,764
                                                                                              ----------------
COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST (Note 1)                                                                              -
                                                                                              ----------------

PREFERRED STOCK, CLASS D SHARES: par value
 $0.001 per share; 100,000 and -0- shares
 Issued and outstanding, respectively. (Note 6)                                                         -
                                                                                              ----------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.001 per share: 10,000,000
   shares authorized; issued and outstanding: 102,220
   Series B shares, 150,000 Series C shares (Note 6)                                                       252
  Common stock, par value $0.001 per share: 125,000,000
   shares authorized; issued and outstanding: 1,835,486
   shares issued and 1,674,666 shares outstanding, respectively
   (See Note 7)                                                                                          1,835
  Additional paid-in capital                                                                        13,021,721
  Accumulated deficit                                                                               (9,966,100)
                                                                                              ----------------
      Total Stockholders' Equity                                                                     3,057,708
                                                                                              ----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $     13,323,105
                                                                                              ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                      Consolidated Statements of Operations


                                                                                               For the Years Ended
                                                                                                     March 31,
                                                                                     -------------------------------------
                                                                                              1997                1996
INCOME                                                                                     ---------            --------

  Real estate sales                                                                   $        274,000   $        734,675
  Cost of real estate sales                                                                    158,066            512,528
                                                                                      ----------------   ----------------

     Gross Profit on Real Estate Sales                                                         115,934            222,147
                                                                                      ----------------   ----------------

EXPENSES

  Depreciation and amortization                                                                  5,517              3,773
  General and administrative expenses                                                        1,377,082          4,236,692
                                                                                      ----------------   ----------------

     Total Expenses                                                                          1,382,599          4,240,465
                                                                                      ----------------   ----------------

LOSS FROM OPERATIONS                                                                        (1,266,665)        (4,018,318)
                                                                                      ----------------   ----------------

OTHER INCOME AND (EXPENSES)

  Other revenue                                                                                 29,931            102,896
  Interest income                                                                               38,817              5,683
  Gain on sale of assets                                                                       215,375            149,463
  Interest expense                                                                             (42,260)           (25,869)
                                                                                      ----------------   ----------------

     Total Other Income and (Expenses)                                                         241,863            232,173
                                                                                      ----------------   ----------------

NET LOSS BEFORE INCOME TAXES AND
 MINORITY INTEREST                                                                          (1,024,802)        (3,786,145)

INCOME TAXES                                                                                    -                  -
                                                                                      ----------------   ----------------

NET LOSS BEFORE MINORITY INTEREST                                                           (1,024,802)        (3,786,145)

MINORITY INTEREST (Note 1)                                                                      -                  -
                                                                                      ----------------   ----------------

NET LOSS                                                                              $     (1,024,802)  $     (3,786,145)
                                                                                      ================   ================

NET LOSS PER SHARE OF COMMON STOCK                                                    $          (0.56)  $          (2.06)
                                                                                      ================   ================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                                          1,835,486          1,835,486
                                                                                      ================   ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                         AMERICAN RESOURCE AND DEVELOPMENT COMPANY
                                             Statement of Stockholders' Equity
                                                  March 31, 1997 and 1996


                                                                                                      Additional
                                                       Common Stock                 Preferred Stock     Paid-in        Accumulated
                                            Shares         Amount         Shares         Amount        Capital           Deficit
                                           ---------   --------------    ---------  ------------    --------------  ---------------
Balance, March 31, 1995                    1,835,486   $    1,835         252,220   $       252      $  7,679,394   $   (5,155,153)

Capital contributed by stock
 issuances of a subsidiary                    -            -               -             -              4,230,818           -

Net loss                                      -            -               -             -                 -            (3,786,145)
                                         -----------   ----------   -------------   -----------     ---------------   --------------

Balance, March 31, 1996                    1,835,486        1,835         252,220           252        11,910,212       (8,941,298)

Capital contributions by stock
 issuances of a subsidiary                    -            -               -             -              1,111,509           -

Net loss                                      -            -               -             -                 -            (1,024,802)
                                         -----------   ----------   -------------   -----------   ---------------   --------------

Balance, March 31, 1997                    1,835,486   $    1,835         252,220   $       252   $    13,021,721   $   (9,966,100)
                                         ===========   ==========   =============   ===========   ===============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                      Consolidated Statements of Cash Flows


                                                                                                For the Years Ended March 31,
                                                                                     ------------------------------------------
                                                                                               1997                   1996
OPERATING ACTIVITIES                                                                         --------               --------

  Net Income (Loss)                                                                  $     (1,024,802)    $        (3,786,145)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                               5,517                   3,773
    Common stock issued for services                                                           -                    3,260,000
   Changes in operating assets and liabilities:
    (Increase) Decrease in inventory                                                            5,936                 416,782
    (Increase) Decrease in notes and accounts
     receivable                                                                                35,688                  52,298
    Increase (Decrease) in other current assets                                                58,024                 (58,024)
    Increase (Decrease) in accounts payable and
     other current liabilities                                                                708,273                 402,577
                                                                                     ----------------     -------------------

     Net Cash Provided (Used) by Operating Activities                                        (211,364)                291,261
                                                                                     ----------------     -------------------

INVESTING ACTIVITIES

  Purchases of property and equipment                                                         (32,610)                 (8,495)
  Investment in land held for development                                                  (3,796,686)               (708,276)
                                                                                     ----------------     -------------------

     Net Cash Provided (Used) by Investing Activities                                      (3,829,296)               (716,771)
                                                                                     ----------------     -------------------

FINANCING ACTIVITIES

  Cash from acquisition on subsidiary                                                          19,954                  -
  Payments on long-term debt and capital lease obligations                                 (1,045,324)               (126,558)
  Long-term borrowings                                                                      3,246,497                 355,000
  Contributions from subsidiary                                                             1,076,639                  -
  Issuance of common and preferred stock for cash                                             -                       970,818
                                                                                     ----------------     -------------------

     Net Cash Provided (Used) by Financing Activities                                       3,297,766               1,199,260
                                                                                     ----------------     -------------------

INCREASE (DECREASE) IN CASH                                                                  (742,894)                773,750

CASH, BEGINNING OF YEAR                                                                       790,744                  16,994
                                                                                     ----------------     -------------------

CASH, END OF YEAR                                                                    $         47,850     $           790,744
                                                                                     ================     ===================


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                Consolidated Statements of Cash Flows (Continued)


                                                                                            For the Years Ended March 31,
                                                                                     --------------------------------------
                                                                                          1997                    1996
                                                                                     ----------------     -------------------

CASH PAID FOR
  Interest                                                                           $        370,046     $           147,370
  Income taxes                                                                       $         -          $            -

NON CASH FINANCING ACTIVITIES

  Common stock issued for services                                                   $         -          $         3,260,000
  Debt incurred for acquisition of inventory                                         $        190,365     $            -
  Debt incurred for acquisition of land held for development                         $      2,390,725     $            -
  Debt incurred for acquisition of property and equipment                            $        116,800     $            -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1997 and 1996


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

               a. Organization

               American Resources And Development Company (The Company) was formed as a Utah company on March 31, 1983 under the name Leasing Technologies Incorporated for the purpose of leasing equipment. The Company has significantly increased its investing activities which include startup companies, real estate development, and/or other projects. Operations include related and non related party transactions. In March 1997, the shareholders of the Company approved a name change to America Resources and Development
               Corporation. In addition, the shareholders also approved a reverse split of its common stock on a 1 share for 20 share basis. The accompanying consolidated financial statements reflect this reverse split retroactively.

               Effective March 17, 1997, the Company acquired 80% of the issued and outstanding common stock of Fan-Tastic, Inc. (FTI), a Utah corporation, in exchange for 100,000 shares of the Company's class "D" preferred stock. This acquisition has been accounted for using the purchase method in the acompanying consolidated financial statements. See Note 9 for further discussion regarding this transaction.

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

               d. Net Loss Per Common Share

               Net loss per common share is computed based on the weighted average number of common shares outstanding during the period. The common stock equivalents are anti-dilutive and, accordingly, are not used in the net loss per common share computation.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1997 and 1996


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               e. Income Taxes

               Income taxes consist of Federal Income and State Franchise taxes. The Company has elected a March 31 fiscal year-end for both book and income tax purposes.

               The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No.
               109), "Accounting for Income Taxes," which requires the asset and liability method of accounting for tax deferrals.

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

               i. Principles of Consolidation

               The  accompanying  consolidated   financial   statements  include
               American Resources and Development Company (formerly Leasing Technologies Incorporated) and its subsidiaries, Golf Ventures, Inc. (GVI) and Fan-Tastic, Inc. (FTI), neither of which are wholly owned by the Company.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1997 and 1996


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               k. Profit Recognition and Capitalization of Costs Related to Real Estate

               Income on real estate is recognized in accordance with the provisions os FASB-66. Revenue and profits from the sale of land and other real estate have been recognized using the full accrual method for all periods presented. As such, each sale has been determined to have been consummated, with the buyers initial and continuing investment determined to show adequate demonstration of commitment to pay. In addition, all outstanding remaining receivables related to these transactions are not subject to the future subordination and the Company no longer has a substantial continuing involvement with the property with the buyer substantially assuming the usual risks and rewards of ownership of the property.

               Costs associated with real estate are accounted for in accordance with the provisions of FASB-67. Accordingly, acquisition, development and construction costs, including property taxes and interest on associated debt and selling costs, are capitalized. Such costs are specifically allocated to the related opponents or, if relating to multiple components, allocated on a pro rata basis as appropriate. Estimates are reviewed periodically and revised as needed. The respective real estate projects are also periodically reviewed to determine the that carrying amount does not exceed the net realizable value. To date, no allowance has had to be provided for estimated impairments of value based on evaluation of the projects.

               GVI recognizes gain on real estate sales in accordance with the provisions of FASB-66.

               l. Notes Receivable

               Notes receivable are shown net of the allowance for bad debts of $5,000 at March 31, 1997.

               m. Goodwill

               Goodwill resulting from the acquisition of FTI will be amortized using the straight-line method over a 15 year period.

NOTE 2 -      LAND HELD FOR DEVELOPMENT

              On March 30, 1990 the Company purchased 486 acres of undeveloped land from Karl Stucki and the Stucki Family Trust for $3,004,356, and on July 31, 1990 the Company purchased 130 acres from Dynamic American Company for $610,000 which makes up the Red Hawk real estate development. On December 28, 1992, this real estate development, together with Cotton Manor/Cotton Acres was transferred to Golf Ventures, Inc. (GVI) in exchange for 3,273,728 shares of GVI common stock. The Red Hawk land (616 acres) is undeveloped, and in order for GVI to realize its investment, adequate financing will need to be obtained.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1997 and 1996


NOTE 2 -      LAND HELD FOR DEVELOPMENT (CONTINUED)

              For the years ended March 31, 1997, the Company capitalized $1,093,468 in construction period interest costs. The cost of the land is less than the estimated net realizable value of the land.

NOTE 3 -      NOTES PAYABLE

              Notes payable are comprised of the following:

                                                                                                        March 31,
                                                                                                          1997
                                                                                                   -----------------
              Convertible subordinated debentures,
                due June 30, 1997 bearing interest at
                12% per annum.  Interest payable
                quarterly, secured by land.                                                        $        185,000

              Promissory note payments through August
                15, 2016 at $30,524 per year including
                interest at 10% per annum.                                                                  201,890

              Trust deed note payable, secured by land.
               Interest accrued at 8% per annum.  Payable
               $100,000 per year plus the accrued interest
               for that year.                                                                               355,890

              Note payable, unsecured, bearing interest at 12%,
               payable in monthly installments of $13,193, plus
               interest.                                                                                    105,546

              Trust  deed  note,  secured  by  land  and  50,000  shares  of the
               Company's common stock. Interest accrued at 15% per annum.
               Principal and interest due May 31, 1996.                                                      80,575

              Promissory  note  secured  by land.  Interest  accrued  at 10% per annum, payable in shares of the Company's common stock. $120,000 plus a percentage of the proceeds of lot sales payable  annually beginning on February 1, 1991 through  February 1, 1997 at which time the balance will be due as a balloon  payment.  $2,000 from
                each Red Hawk lot sale also applies to the note.                                            646,502
                                                                                                   ----------------
              Balance forward                                                                      $      1,575,403
                                                                                                   ================


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1997 and 1996


NOTE 3 -      NOTES PAYABLE (CONTINUED)

                                                                                                         March 31,
                                                                                                          1997
                                                                                                        -----------
              Balance forward                                                                            $1,575,403

              Promissory  note  secured  by land,  bearing  interest  at  10.5%.
               Interest  payable monthly with principal and any accrued interest payable in full on June
               10, 1999.                                                                                  3,440,805

              Purchase  contract and note secured by land,  bearing  interest at
               10%.  Monthly  installments  of $25,000  due through May 15, 1998 with remaining principal and
               accrued interest due in full.                                                              2,246,823

              Mortgage note payable secured by real estate bearing
               interest at 11.5%.  Due in monthly installment of $911.                                       90,915

              Mortgage note payable secured by real estate bearing
               interest at 8.125%.  Due in monthly installments of $919.                                    116,800

              Mortgage note payable secured by real estate bearing
               interest at 8.125%.  Due in monthly installments of $879.                                     99,451
                                                                                                   ----------------

              Subtotal                                                                                    7,570,197

              Less current portion                                                                        1,213,866

              Long-term portion                                                                    $      6,356,331
                                                                                                   ================

              Maturities of long-term debt are as follows:

                               March 31,    1998                                                   $      1,213,866
                                            1999                                                          2,282,797
                                            2000                                                          3,557,065
                                            2001                                                             73,718
                                            2002                                                             19,559
                                            Thereafter                                                      423,192
                                                                                                   ----------------
                                                                                                   $      7,570,197
                                                                                                   ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1997 and 1996


NOTE 4 -      CAPITAL LEASES

              Property and equipment under capital leases as of March 31, 1997 is summarized as follows:

              Property and equipment                           $         35,255
              Less accumulated depreciation                             (12,175)
                                                               ----------------

              Net property and equipment under capital lease   $         23,080
                                                               ================


              At March 31, 1997, the Company and its subsidiaries have capital leases obligations as follows:

                              Year End
                              March 31

                               1998             $         15,689
                               1999                       13,492
                               2000                          302
                                                ----------------

              Total minimum lease payments                29,483
              Less interest and taxes                      3,851
                                                ----------------
              Present value of net minimum
               lease payments                             25,632
              Less current portion                        12,238
                                                ----------------
              Long-term portion of capital
               lease obligations                $         13,394
                                                ================

NOTE  5 -                 INCOME TAXES

              The Company had net operating loss carry-forwards available to offset future taxable income. The Company has net operating loss carry-forwards of approximately $9,900,000 to offset future tax liabilities. The loss carry-forwards will begin to expire in 2007.

              Deferred income taxes payable are made up of the estimated federal and state income taxes on items of income and expense which due to temporary differences between books and taxes are deferred. The temporary differences are primarily caused by the use of the equity method for reporting investment in subsidiaries. The deferred tax asset is offset in full by a valuation allowance because it can not be reasonably determined that the net operating loss will be useable.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1997 and 1996


NOTE 6 -      PREFERRED STOCK

              The shareholders of the Company have authorized 10,000,000 shares of preferred stock with a par value of $0.001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company.

              SERIES B:

              At March 31, 1997, there are 102,220 shares of series B preferred stock issue and outstanding. The holders of these series B preferred shares are entitled to an annual cumulative cash dividend of not less than sixty cents per share. At March 31, 1997, there is a total of $251,450 of accrued and unpaid dividends related to the series B preferred stock which have been included in the accompanying consolidated financial statements. These series B preferred shares were convertible into shares of the Company's common stock which conversion option expired March 31, 1995.

              SERIES C:

              In September 1991, the Company purchased the Cotton Manor real estate project as follows:
                         Cash                            $     23,601
                         Debt assumed                         431,449
                         Promissory note                    1,387,000
                         Series C preferred stock             750,000
                                                           ----------
                                                         $  2,592,050
                                                         ============

              The Company delivered to the seller, 150,000 shares of authorized but previously unissued Series C preferred stock, which for the purpose of the agreement were valued at $5.00 per share or a total of $750,000. The shares of Series C preferred stock may be redeemed by the Company at any time prior to September 3, 1997, by the Company paying to the seller or its assigns, the sum of $5.50 cash per share if redeemed within 12 months from the date hereof; $6.00 cash per share if redeemed between 12 and 24 months from the date hereof; and $6.50 if redeemed between 24 and 36 months from the date hereof; and $7.00 cash per share if redeemed between 36 and 48 months from the date hereof; and $7.50 cash per share if redeemed within 48 and 60 months from the date hereof. Prior to the Company redeeming the preferred shares to be issued to the seller hereunder and prior to the third day of September, 1997, the seller will have the right to convert any remaining shares of preferred stock into shares of the Company's common stock at the rate of 5 shares of common stock for each share of preferred stock converted.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1997 and 1996


NOTE 6 -      PREFERRED STOCK (CONTINUED)

              CLASS D:

              As discussed in Note 9, the Company issued 100,000 shares of Series D preferred stock in exchange for 80% of the issued and outstanding common stock of FTI. This Series D preferred stock entitles the holder to dividends on the same basis had their shares been converted into common stock. In addition, after
              June 30, 2000 but before September 30, 2000, holders of these Series D shares of preferred stock shall have the right to convert such shares into shares of common stock of the Company at the rate of the number of the Company's common stock equal to the number that is represented by the total net income of FTI for the three year period ended March 31, 2000 divided by $1,000,000 times ten divided by seventy percent of the average trading price of the Company's common stock on June 30, 2000. Or, after June 30, 2000 but before September 30, 2000, holders of these Series D preferred shares may convert such shares into shares of FTI if the total net income of FTI for the three year period ended March 31, 2000 is equal to or exceeds $1,000,000 at a rate equal to that number of FTI common stock that is equal to 61.5% of the outstanding common stock of FTI as of June 30, 2000, divided by 100,000.

              Because of the conversion provisions of these Series D preferred shares, they have been reflected separately from equity in the accompanying consolidated financial statements.

NOTE  7 - COMMON STOCK ISSUED BUT NOT OUTSTANDING

              The Company has issued 160,820 shares of common stock which have been offered to the holders of the Series B preferred stock and the debentures. The shares have not been accepted by the holders of those investments as of the date of the consolidated financial statements.

NOTE 8 -      COMMITMENTS AND CONTINGENCIES

              The Company is leasing its principle place of business on a month-to-month basis for $2,229. The Company shares this office space with GVI.

              FTI leases office and warehouse space in Salt Lake City, Utah and leases space for six retail stores in various locations. Lease commitments for the years ended March 31, 1998 through March 31, 2002 are $77,721, $59,653, $35,256 and $20,566, respectively.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1997 and 1996


NOTE 9 -      ACQUISITION OF FAN-TASTIC, INC.

              As discussed in Note 1, the Company acquired 80% of the issued and outstanding common stock of Fan-Tastic, Inc. (FTI) in exchange for the issuance of 100,000 shares of the Company's Series D preferred stock. FTI is a franchiser and owner of retail entertainment and sports stores doing business as Fan-A-Mania. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The acquired interest was valued at $252,912, which represents liabilities assumed in excess of assets acquired which has been reflected as goodwill. In addition, the FTI acquisition involves contingent consideration based on FTI achieving specified earnings (see Note 6). The additional cost of contingent consideration shall be recognized in the period that the contingency is resolved.

              For the years ended March 31, 1997 and 1996, FTI sustained net losses of $(101,314) and $(268,162) on gross revenues of $875,532 and $386,204, respectively.

              Notes payable to related parties totaling $319,039 at March 31, 1997 as reflected in the accompanying consolidated financial statements consists of the $269,039 payable to the now 20% common stock shareholders of FTI and $50,000 payable to a significant shareholder and former officer and director of the Company. These balances are not expected to be repaid in the current period and therefore have been reflected as long-term in the accompanying consolidated financial statements.

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

NOTE 11 - SUBSEQUENT EVENT

              In May 1997, the Company entered into an agreement with an unrelated party to organize a corporation to develop and sell vacation ownership interest in various resorts initially located in the State of Arkansas and develop and market other new vacation products. The unrelated party will serve as president of the new corporation and will receive 500,000 shares of the Company's newly issued Series E convertible preferred stock with 25,400 of those preferred shares immediately convertible into common stock of the Company. The balance of the Series E preferred stock is convertible into common stock of the Company after June 30, 1999. According to the terms of the agreement, the Company arranged for a loan of $50,000 to be made to the new corporation.

              One of the Company's subsidiaries, GVI has entered into discussions with an unrelated company regarding a possible business reorganization that would combine the two companies. The unrelated company is extensively involved in golf course construction and management.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                             Supplemental Schedules
                             March 31, 1997 and 1996


Schedule VIII - Valuation and qualifying accounts

   Allowance for returns and bad debts:

                                            Balance at                                                   Balance at
                                             Beginning                                                    End of
                                             of Year             Additions            Deductions           Year
                                        ----------------    ---------------     -----------------   ------------------
   March 31, 1997                       $          5,000    $          -        $          -        $           5,000
   March 31, 1996                                  5,000               -                   -                    5,000


Schedule X - Supplementary income statement information

                                                                                              For the Years Ended
                                                                                                    March 31,
                                                                                --------------------------------------
                                                                                            1997               1996
                                                                                          --------           --------
Maintenance and repair                                                          $          35,749   $          16,571
Depreciation and amortization                                                               5,517               3,773
Taxes, other than payroll and income taxes                                                  7,199              33,120
Royalties                                                                                        -                   -
Advertising                                                                                17,323               1,002




                                               AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                         Supplemental Schedules
                                                         March 31, 1997 and 1996
                                         Schedule XI - Real Estate and Accumulated Depreciation
                                                                                                                          Life on
                                                                                                                           which
                                                         Costs        Gross                                             depreciation
                                                      capitalized     amount                                               in latest
                                                      (Disposals)    at which     Accumu-                                   income
                                             Initial   subsequent     carried     lated     Date of                       statements
                                              cost to      to         at close    deprec-   construc-     Date               is
      Description            Encumbrances     Company  acquisition   of period    iation     tion        acquired         computed
--------------------------- --------------   --------- -----------  -----------  --------- ---------    -------------   -----------

Red Hawk Development
 St. George, Utah
 Undeveloped Land

  Convertible subordinated
   Debentures               $    185,000
  Foss Lewis Construction,
   Trust Deed Note                80,575
  Miltex Industries, Ltd.
   Promissory Note             3,440,805
  Daniel C. Watson
   Trust Deed Note               355,890
  Stucki income trust,
   Trust Deed Note             2,246,823

                            $  6,309,093  $   4,135,000 $ 6,242,166 $ 10,377,166  $    N/A     7-8-96      3-30-90        N/A
                            ============  ============= =========== ============  =========  =========   ==========   ==========

Cotton Manor/Cotton
 Acres Dev.
 St. George, Utah
 Improved residential

  Blaine Harmon Family
   Trust, Promissory Note   $   201,890
  Property Alliance, Inc.
   Promissory Note              646,502

                            $   848,392   $  1,902,130 $  (804,280) $ 1,097,850  $   N/A     9-1-91        9-1-91        N/A
                            ===========   ============ ===========  ===========  ========= =========     =========   ==========