Form 10QSB
period 1997-06-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1997-08-20
CIK 812555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly  Report  Under  Section 13  or  15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1997;

                                       or

[ ]      Transition Report  Under  Section 13 or  15(d) of  the
         Securities  Exchange Act of 1934

         For transition period from ________________ to _________________

                         Commission file number 0-18865
                                ----------------

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
             (Exact name of registrant as specified in its charter)
                                ----------------
             UTAH                                          87-0401400
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)
                                 ---------------

            102 West 500 South
                Suite 400
            Salt Lake City, Utah                         84101
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (801) 363-8961

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     As of August 18, 1997, the Registrant had outstanding 1,841,486 shares of Common Stock.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Part I     Financial Information

Item 1:    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 1997 and March 31, 1997.......1

Condensed Consolidated Statements of Operations - Three Months
Ended June 30, 1997 and 1996...................................................3

Statements of Stockholders' Equity.............................................4

Condensed Consolidated Statements of Cash Flows - Three Months Ended
June 30, 1997 and 1996.........................................................5

Notes to Condensed Consolidated Financial Statements - June 30, 1997...........7

Item 2:    Management's Discussion and Analysis or Plan of Operations.........17


Part II    Other Information

Item 1.    Legal Proceedings..................................................19

Item 2.    Changes in Securities..............................................19

Item 3.    Defaults upon Senior Securities....................................19

Item 4.    Submission of Matters to a Vote of Security Holders................19

Item 5.    Other Information .................................................19

Item 6.    Exhibits and Reports on Form 8-K...................................19

                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                            Consolidated Balance Sheets


                                                      ASSETS
                                                                                June 30,            March 31,
                                                                                  1997                1997
                                                                               (Unaudited)
CURRENT ASSETS

  Cash                                                                     $         29,879   $         47,850
  Accounts receivable                                                                51,423             41,349
  Real estate inventories                                                           949,554            932,439
  Merchandise inventory                                                             417,827            291,169
  Prepaid and other current assets                                                   17,732             23,682
  Current portion of contract receivable                                                472                472
                                                                           ----------------   ----------------

      Total Current Assets                                                        1,466,887          1,336,961
                                                                           ----------------   ----------------

PROPERTY AND EQUIPMENT

  Model home                                                                        134,788            133,954
  Furniture, fixtures and equipment                                                 147,193            146,412
  Vehicles                                                                           43,252             17,852
                                                                           ----------------   ----------------

     Total depreciable assets                                                       325,233            298,218
     Less: accumulated depreciation                                                (106,260)           (97,965)
                                                                           ----------------   ----------------

      Net Property and Equipment                                                    218,973            200,253
                                                                           ----------------   ----------------

OTHER ASSETS

  Land held for development (Note 2)                                             11,775,878         11,475,016
  Goodwill (Note 9)                                                                 248,697            252,912
  Long-term portion of contract receivable                                           55,993             55,993
  Deposits                                                                            1,970              1,970
                                                                           ----------------   ----------------

     Total Other Assets                                                          12,082,538         11,785,891
                                                                           ----------------   ----------------

     TOTAL ASSETS                                                          $     13,768,398   $     13,323,105
                                                                           ================   ================

        The accompanying notes are an integral part of these consolidated financial statements.


                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                       Consolidated Balance Sheets (Continued)

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 June 30,           March 31,
                                                                                  1997                1997
                                                                               (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                                         $      1,251,872   $      1,151,894
  Accrued expenses and other current liabilities                                  1,272,680          1,108,635
  Current portion of notes payable (Note 3)                                       1,166,363          1,213,866
  Current portion of capital lease obligations (Note 4)                              12,238             12,238
                                                                           ----------------   ----------------

     Total Current Liabilities                                                    3,703,153          3,486,633
                                                                           ----------------   ----------------

LONG-TERM DEBT

  Commission payable                                                                 90,000             90,000
  Long-term portion of notes payable (Note 3)                                     6,628,077          6,356,331
  Long-term portion of capital lease obligations (Note 4)                            11,673             13,394
  Notes payable, related parties (Note 9)                                           647,014            319,039
                                                                           ----------------   ----------------

     Total Long-Term Debt                                                         7,376,764          6,778,764
                                                                           ----------------   ----------------

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST (Note 1)                                                             -                -
                                                                           ----------------   -----------

PREFERRED  STOCK,  par value  $0.001 per share;  100,000  and  100,000  Series D shares; and 500,000 and -0- series E shares, issued and
  outstanding, respectively. (Note 6)                                                  -                -
                                                                           ----------------   -----------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.001 per share: 10,000,000
   shares authorized; issued and outstanding: 102,220
   Series B shares, 150,000 Series C shares (Note 6)                                    252                252
  Common stock, par value $0.001 per share: 125,000,000
   shares authorized; issued and outstanding: 1,851,486
   and 1,835,486 shares issued 1,695,666 and 1,674,666
   shares    outstanding, respectively
   (See Note 7)                                                                       1,851              1,835
  Additional paid-in capital                                                     13,051,705         13,021,721
  Accumulated deficit                                                           (10,365,327)        (9,966,100)
                                                                           ----------------   ----------------

      Total Stockholders' Equity                                                  2,688,481          3,057,708
                                                                           ----------------   ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     13,768,398   $     13,323,105
                                                                           ================   ================

        The accompanying notes are an integral part of these consolidated financial statements.

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Statements of Operations


                                                                                          For the Three Months Ended
                                                                                                  June 30,
                                                                                           1997               1996
INCOME

  Sales - real estate                                                                 $         11,000   $          -
  Sales - merchandise                                                                          161,161            133,000
                                                                                      ----------------   ----------------

     Total Income                                                                              172,161            133,000
                                                                                      ----------------   ----------------

COSTS OF SALES

  Cost of sales  - real estate                                                                  11,000             76,582
  Cost of sales - merchandise                                                                   78,140               -
                                                                                      ----------------   -------------

     Total Cost of Sales                                                                        89,140             76,582
                                                                                      ----------------   ----------------

     Gross Profit                                                                               83,021             56,418
                                                                                      ----------------   ----------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Depreciation and amortization                                                                 12,510              1,005
  General expenses                                                                             499,625            319,123
                                                                                      ----------------   ----------------

     Total General and Administrative Expenses                                                 512,135            320,128
                                                                                      ----------------   ----------------

     Net Loss                                                                                 (429,114)          (263,710)
                                                                                      ----------------   ----------------

  OTHER INCOME AND (EXPENSES)

  Interest income                                                                                  782              2,038
  Other Income                                                                                  45,448              2,906
  Gain on sale of assets                                                                          -               236,583
  Interest expense                                                                             (16,343)            (7,080)
                                                                                      ----------------   ----------------

     Total Other Income and (Expenses)                                                          29,887            234,447
                                                                                      ----------------   ----------------

  Net (Loss) Before Income Tax and
    Minority Interest                                                                         (399,227)           (29,263)
  Minority Interest (Note 1)                                                                      -                  -
                                                                                      ----------------   -------------
  Net Loss Before Income Tax                                                                  (399,227)           (29,263)
  Less:  Provisions for (Income Tax)                                                              -                  -
                                                                                      ----------------   -------------

NET LOSS                                                                              $       (399,227)  $        (29,263)
                                                                                      ================   ================

LOSS PER SHARE                                                                        $          (0.22)  $          (0.00)
                                                                                      ================   ================

        The accompanying notes are an integral part of these consolidated financial statements.

                                        AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                            Statements of Stockholders' Equity


                                                                                                     Additional
                                                       Common Stock                 Preferred Stock     Paid-in     Accumulated
                                            Shares         Amount       Shares          Amount        Capital          Deficit

Balance, March 31, 1996                    1,835,486   $    1,835         252,220   $       252   $    11,910,212   $   (8,941,298)


Capital contributions by stock
 issuances of a subsidiary                    -            -               -             -              1,111,509           -

Net loss                                      -            -               -             -                 -            (1,024,802)
                                         -----------   ----------   -------------   -----------   ---------------   --------------

Balance, March 31, 1997                    1,835,486        1,835         252,220           252        13,021,721       (9,966,100)

Common stock issued for
  services (Unaudited)                        16,000           16           -              -               29,984            -

Net loss (Unaudited)                           -             -              -              -                -             (399,227)
                                         -----------   ----------   -------------   -----------   ---------------   --------------

Balance, June 30, 1997
 (Unaudited)                             1,851,486     $    1,851         252,220   $       252   $13,051,705       $  (10,365,327)
                                         =========     ==========   =============   ===========   ===========       ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                Consolidated Statements of Cash Flows

                                                                                          For the Three Months Ended
                                                                                                    June 30,
                                                                                           1997                  1996
OPERATING ACTIVITIES

  Net Income (Loss)                                                                  $       (399,227)    $           (29,263)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                              12,510                   1,005
    Common stock issued for services                                                           30,000                   -
   Changes in operating assets and liabilities:
    (Increase) Decrease in inventory                                                         (143,773)                       61,354
    (Increase) Decrease in notes and accounts
     receivable                                                                               (10,074)                (18,625)
    Increase (Decrease) in other current assets                                                 5,950                  39,119
    Increase (Decrease) in accounts payable and
     other current liabilities                                                                264,023                (300,058)
                                                                                     ----------------     -------------------

     Net Cash Provided (Used) by Operating Activities                                        (240,591)               (246,468)
                                                                                     ----------------     -------------------


INVESTING ACTIVITIES

  Purchases of property and equipment                                                         (27,015)                  -
  Investment in land held for development                                                    (300,862)               (413,839)
                                                                                     ----------------     -------------------

     Net Cash Provided (Used) by Investing Activities                                        (327,877)               (413,839)
                                                                                     ----------------     -------------------

FINANCING ACTIVITIES

  Repayment of notes payable, related parties                                                 (50,000)                  -
  Payments on long-term debt and capital lease obligations                                    (47,503)                (28,168)
  Long-term borrowings                                                                        270,025               2,000,000
  Contributions from subsidiary                                                                 -                     900,000
  Borrowings from related parties                                                             377,975                   -
                                                                                     ----------------     ---------------

     Net Cash Provided (Used) by Financing Activities                                         550,497               2,871,832
                                                                                     ----------------     -------------------

INCREASE (DECREASE) IN CASH                                                                   (17,971)              2,211,525

CASH, BEGINNING OF PERIOD                                                                      47,850                 790,744
                                                                                     ----------------     -------------------

CASH, END OF PERIOD                                                                  $         29,879     $         3,002,269
                                                                                     ================     ===================

        The accompanying notes are an integral part of these consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                          Consolidated Statements of Cash Flows (Continued)


                                                                                         For the Three Months Ended
                                                                                                     June 30,
                                                                                          1997                    1996

CASH PAID FOR
  Interest                                                                           $         16,343     $             7,080
  Income taxes                                                                       $         -          $            -

NON CASH FINANCING ACTIVITIES

  Common stock issued for services                                                   $         30,000     $            -

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

               a. Organization

               American Resources and Development Company (the Company) was formed as a Utah company on March 31, 1983 under the name Leasing Technologies Incorporated for the purpose of leasing equipment. The Company has significantly increased its investing activities which include startup companies, real estate development, and/or other projects. Operations include related and non related party transactions. In March 1997, the shareholders of the Company approved a name change to American Resources and Development Corporation. In addition, the shareholders also approved a reverse split of its common stock on a 1 share for 20 share basis. The accompanying consolidated financial statements reflect this reverse split retroactively.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


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

               i. Principles of Consolidation

               The accompanying consolidated financial statements include American Resources and Development Company (formerly Leasing Technologies Incorporated) and its subsidiaries, Golf Ventures, Inc. (GVI), Fan-Tastic, Inc. (FTI), and Finally Communities, Inc.
               (FCI).

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


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

              l. Notes Receivable

              Notes receivable are shown net of the allowance for bad debts of $5,000 at June 30, 1997.

              m. Goodwill

              Goodwill resulting from the acquisition of FTI are amortized using the straight-line method over a 15 year period.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE 2 -      LAND HELD FOR DEVELOPMENT (CONTINUED)

              For the years ended March 31, 1997, the Company capitalized $1,093,468 in construction period interest costs. The cost of the land is less than the estimated net realizable value of the land.

NOTE 3 -      NOTES PAYABLE

              Notes payable are comprised of the following:
                                                                                     June 30,           March 31,
                                                                                      1997               1997
                                                                                   (Unaudited)
              Convertible subordinated debentures,
                due June 30, 1997 bearing interest at
                12% per annum.  Interest payable
                quarterly, secured by land.                                    $        185,000    $        185,000

              Promissory note payments through August
                15, 2016 at $30,524 per year including
                interest at 10% per annum.                                              201,890             201,890

              Trust deed note payable, secured by land.
               Interest accrued at 8% per annum.  Payable
               $100,000 per year plus the accrued interest
               for that year.                                                           355,890             355,890

              Note payable, unsecured, bearing interest at 12%,
               payable in monthly installments of $13,193, plus
               interest.                                                                 79,160             105,546

              Trust  deed  note,  secured  by  land  and  50,000  shares  of the
               Company's common stock. Interest accrued at 15% per annum.
               Principal and interest due May 31, 1996.                                  80,575              80,575

              Promissory  note  secured  by land.  Interest  accrued  at 10% per annum, payable in shares of the Company's common stock. $120,000 plus a percentage of the proceeds of lot sales payable  annually beginning on February 1, 1991 through  February 1, 1997 at which time the balance will be due as a balloon  payment.  $2,000 from each
                Red Hawk lot sale also applies to the note.                             646,502             646,502
                                                                               ----------------    ----------------

              Balance forward                                                  $      1,549,017    $      1,575,403
                                                                               ----------------    ----------------

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE 3 -      NOTES PAYABLE (CONTINUED)

                                                                                               June 30,    March 31,
                                                                                               1997       1997
                                                                                   (Unaudited)

              Balance forward                                                  $      1,549,017    $      1,575,403

              Promissory  note  secured  by land,  bearing  interest  at  10.5%.
               Interest  payable monthly with principal and any accrued interest payable in full on June
               10, 1999.                                                              3,649,630           3,440,805

              Purchase  contract and note secured by land,  bearing  interest at
               10%.  Monthly  installments  of $25,000  due through May 15, 1998 with remaining
               principal and accrued interest due in full.                            2,227,681           2,246,823

              Mortgage note payable secured by real estate
                bearing interest at 11.5%.  Due in monthly
                installment of $911.                                                     90,839              90,915

              Mortgage note payable secured by real estate
                bearing interest at 8.125%.  Due in monthly
                installments of $919.                                                   116,622             116,800

              Mortgage note payable secured by real estate
                bearing interest at 8.125%.  Due in monthly
                installments of $879.                                                    99,451              99,451

              Mortgage note payable secured by real estate
                bearing interest at 9.5%.  Due in monthly
                Installments of $191.                                                    20,500               -

              Mortgage note payable secured by real estate
                bearing interest at 10.5%.  Due in monthly
                installments of $207, balance due in 59 months.                          20,700               -

              Promissory note secured by vehicle, bearing
                interest at 11%.  Due in monthly installments
                of $405.                                                                       20,000              -
                                                                                               ------              -

              Subtotal                                                                7,794,440           7,570,197

              Less current portion                                                    1,166,363           1,213,866
                                                                               ----------------    ----------------

              Long-term portion                                                $      6,628,077    $      6,356,331
                                                                               ================    ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
           Notes to the Consolidated Financial Statements (Continued)
                             June 30, 1997 and 1996


NOTE 3 -      NOTES PAYABLE (CONTINUED)

              Maturities of long-term debt are as follows:

   March 31,    1998                   $      1,166,363    $      1,213,866
                1999                          2,503,862           2,282,797
                2000                          3,569,305           3,557,065
                2001                             85,958              73,718
                2002                             31,799              19,559
                Thereafter                      437,153             423,192
                                       ----------------    ----------------
                                       $      7,794,440    $      7,570,197
                                       ================    ================

NOTE 4 -      CAPITAL LEASES

              Property   and   equipment    under    capital    leases   as   of
              June 30, 1997 is summarized as follows:

              Property and equipment                           $         35,255
              Less accumulated depreciation                             (13,938)

              Net property and equipment under capital lease   $         21,317
                                                               ================


              At June 30, 1997, the Company and its subsidiaries  have   capital
              leases obligations as follows:

                              Year End
                              March 31,

                               1998                           $         13,709
                               1999                                     13,492
                               2000                                        302
                                                              ----------------

              Total minimum lease payments                              27,503
              Less interest and taxes                                    3,592

              Present value of net minimum lease payments               23,911
              Less current portion                                      12,238

              Long-term portion of capital lease obligations  $         11,673
                                                              ================

NOTE  5 -     INCOME TAXES

              The Company had net operating loss carry-forwards available to offset future taxable income. The Company has net operating loss carry-forwards of approximately $12,500,000 to offset future tax liabilities. The loss carry-forwards will begin to expire in 2007.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE  5 -     INCOME TAXES (CONTINUED)

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


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

              CLASS E:

              As discussed in Note 11, the Company issued 500,000 shares of Series E preferred stock in exchange for 100% of the issued and outstanding common stock of FCI. 25,000 shares of the preferred stock are immediately convertible into 25,400 shares common stock. The balance of the preferred shares will be convertible into common stock in the proportion of actual net profits of FCI to $5,000,000 for the two years ended March 31, 1999. The Series E preferred shares have no voting rights or dividends.

              Because of the conversion provisions of these Series D and E preferred shares, they have been reflected separately from equity in the accompanying consolidated financial statements.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE 9 -      ACQUISITION OF FAN-TASTIC, INC.

              As discussed in Note 1, the Company acquired 80% of the issued and outstanding common stock of Fan-Tastic, Inc. (FTI) in exchange for the issuance of 100,000 shares of the Company's Series D preferred stock. FTI is a franchiser and owner of retail entertainment and sports stores doing business as Fan-A Mania. The acquisition was accounted for by the purchase method of
              accounting,   and   accordingly,  the  purchase  price   has  been
              allocated  to  assets   acquired  and  liabilities  assumed  based
              on  their fair  market value  at  the  date  of  acquisition.  The acquired interest was valued at $252,912, which represents liabilities assumed in excess of assets acquired which has been reflected as goodwill. In addition, the FTI acquisition involves contingent consideration based on FTI achieving specified earnings (see Note 6). The additional cost of contingent consideration shall be recognized in the period that the contingency is resolved.

              Notes payable to related parties at June 30, 1997 as reflected in the accompanying consolidated financial statements consists of the $269,039 payable to the former 20% common stock shareholders of FTI. These balances are not expected to be repaid in the current period and therefore have been reflected as long-term in the accompanying consolidated financial statements.

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

NOTE 11 - ACQUISITION OF FINALLY COMMUNITIES, INC.

              In May 1997, the Company organized a corporation to develop and sell vacation ownership interest in various resorts initially located in the State of Arkansas and develop and market other new vacation products. The unrelated party will serve as president of the new corporation and will receive 500,000 shares of the Company's newly issued Series E convertible preferred stock with 25,400 of those preferred shares immediately convertible into common stock of the Company. The balance of the Series E preferred stock is convertible into common stock of the Company after June 30, 1999. According to the terms of the agreement, the Company arranged for a loan of $50,000 to be made to the new corporation. (See Note 6)

NOTE 12 -     SUBSEQUENT EVENT

              From time to time since December, 1992, there have been intercompany transactions between American Resources and Development Company (hereinafter "ARDCO") and Golf Ventures, Inc. (hereinafter "GVI"). These transactions have included the exchange of funds, services rendered by employees and the exchange of other assets. At the time of these transactions, no formal determination was made by the Companies whether these transactions constituted debt or equity transactions. On July 8, 1997, GVI issued to ARDCO 823,343 shares of its common stock with respect to the intercompany transactions between the two entities. The Board of Directors of each company is currently reviewing those transactions and will determine shortly whether or not the resolution of the issues on July 8, 1997, was appropriate under all of the circumstances.

Item 2. Management's Discussion and Analysis or Plan of Operations


RESULTS OF OPERATIONS

For the Quarter  Ended June 30,  1997,  Compared  to the Quarter  Ended June 30,
1996.

                 Total revenue for the quarter ended June 30, 1997 increased $39,161, or 29%, to $172,161, compared with $133,000 for the quarter ended June 30, 1996. During the current period Fan-tastic's sales of merchandise were $161,161. Additionally a lot was sold from the Cotton Manor Phase 4, a townhome PUD project. The lot was sold to Bruce Frodsham, Vice President of the Company for $11,000, the approximate cost of the lot to the Company. During the comparable prior year period, 5 lots were sold from Cotton Acres at an average price of $26,600. The sales volume is dependent upon the number of completed lots and condominiums in inventory. During the past year there has been very little capital available for development and therefore there has been little inventory available for sale.

                 Cost of sales increased by $12,558, or 16%, to $89,140 for the quarter ended March 31, 1997 from $76,582 for same quarter in 1996. The increase is related to the $78,140 cost of sales for the Fan-Tastic retail sales of $161,161. The change related to the cost of real estate sales was a decrease of $65,582, 86%, and is directly related to the number of units sold during each period. Correspondingly gross profit increased to $83,021, 48% of total sales, during the current period compared to $56,418, 42% in the prior period.

                 General and administrative expenses increased $180,461, 57%, to $499,584 for the quarter ended June 30, 1997 from $319,123 for the quarter ended June 30, 1996. The increase was attributable to the $93,947 of general and administrative expenses incurred by Fan-Tastic and costs incurred by GVI in developing an internet website and promotional literature, and related printed material.

                 The Company experienced a net loss of $399,186 in the current period compared with a net loss of $29,263 in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

                 At June 30, 1997, the Company had total assets of $13,768,398, total liabilities of $11,079,917 and total stockholders equity of $3,403,112 compared with total assets of $13,323,105, total liabilities of $10,265,397 and total stockholders equity of $3,057,708 at March 31, 1997. The increase in total assets of $445,293, 3% is due primarily to $201,968 of capitalized development related interest in GVI and increases in store merchandise inventories and real estate inventories of $143,773. Total liabilities at June 30, 1997 increased $814,520, 8%, from March 31, 1997. The increase is due to increases in long term debt of $271,746, 4%, an increase in related party debt of $327,975, 103% and an increase in current liabilities of $216,520, 6%, explained below.

                 As of June 30, 1997, the Company had total current assets of $1,466,887 and total current liabilities of $3,703,153 which results in a current ratio of 0.40:1, compared to a current ratio of 0.38:1 as of March 31, 1997. Current liabilities at June 30, 1997 increased $216,520, 6%, over March 31, 1997 due to an increase in accounts payable of $99,978, 9%, and an increase in accrued expenses of $164,045, 15%. Both increases are related to the decrease in cash flowing into the Company from decreases in the sale of real estate and borrowings during the period. These decreases have severely limited the Company's ability to pay its current obligations. Current assets increased $129,926, 10% due to increase in store merchandise inventory of $126,658, 43%, resulting from Fan-Tastic's desires to raise store inventory levels after the Company's acquisition of FanTastic.

                 The Company has historically satisfied its cash needs through the sale of real estate in Cotton Manor and Cotton Acres and private placements of securities and secured borrowings. During the quarter ended June 30, 1997, the GVI sold one lot in the Cotton Manor PUD development. This figure is substantially lower than prior periods, but lot sales should increase as the development of 19 lots in Phase 10 of Cotton Acres are completed and sales are initiated in late August 1997. However, management can give no assurance that cash flow from the sale of lots will be sufficient to fund the Company's operations.

                 Completion of Phase I in Red Hawk and the subsequent sale of lots in Phase I will depend largely on the ability of the GVI with assistance from the Company, to raise additional funds, preferably long term financing on acceptable terms and conditions. The Company and GVI are pursuing development loans in the $10,000,000 to $14,000,000 range and looking for a potential merger, and, or acquisitions. GVI will also continue to develop and sell lots and townhomes in the Cotton Manor/Acres developments as financing becomes available. These sales will not be sufficient to financially support the Company's overhead and the Red Hawk project. The Company's ongoing overhead and land obligations are approximately $75,000 per month. Additionally, GVI has approximately $900,000 of long-term debt due during 1998. If the Company does not receive sufficient financing for the Red Hawk project, the Company intends to meet its obligations through private or public offerings of common and/or preferred stock for cash and additional borrowings. No assurance can be given that the Company will succeed in obtraining sufficient financing for Red Hawk or, if unsuccessful, that it will raise sufficient cash to meet its obligations through the sale of securities or additional borrowings. The Fan-Tastic and Finally subsidiaries should be able to generate sufficient funds through sales to sustain operations.

Part II   -  Other Information

Item 1. Legal Proceedings

                 Not applicable.

Item 2. Changes in Securities

                 Not applicable.

Item 3. Default upon Senior Securities

                 Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

                 Not applicable.

Item 5. Other Information

                 Not applicable.

Item 6. Exhibits and Reports on Form 8-K

                 Not applicable.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   AMERICAN RESOURCES AND
                                   DEVELOPMENT COMPANY
                                      (Registrant)



Date: August 19, 1997               By:  /Karl Badger
                                         ------------
                                         Karl Badger, President
                                         and Chief Executive Officer