Form 10KSB/A
period 1997-03-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1997-10-30
CIK 812555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A



[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1997, or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from _______ to ____________

                         Commission file number 0-18865


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 (Name of Small Business Issuer in Its Charter)

                    Utah                                     87-0401400
(State or Other Jurisdiction of Incorporation or         (I.R.S. Employer
                  Organization)                           Identification No.)


102 West 500 South, Suite 318, Salt Lake City, Utah       84101
            (Address of Principal Executive Offices)    (Zip Code)

                                  (801)363-8961
                (Issuer's Telephone Number, Including Area Code)


                Securities registered under Section 12(b) of the Act:

 Title of each class                Name of each Exchange on which Registered
      None                                          ------

                Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year was $274,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of October 21, 1997, was $2,543,212.

         The number of shares outstanding of the issuer's common equity, as of October 21, 1997, was 1,841,486 shares.


         Transitional Small Business Disclosure Format:     Yes     No X

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS....................................1

ITEM 2.           PROPERTIES.................................................6

ITEM 3.           LEGAL PROCEEDINGS..........................................6

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........6


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS....................................................6


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION...............................................7

ITEM 7.           FINANCIAL STATEMENTS .....................................11


ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................12

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                  EXCHANGE ACT..............................................12

ITEM 10.          EXECUTIVE COMPENSATION....................................13

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................14

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............15

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K..........................16

                                     PART I

Item 1.           Description of Business.

GENERAL

         American Resources and Development Company ("ARDCO" or the "Company") was incorporated under the laws of the State of Utah on March 13, 1983, under the name of Leasing Technologies, Incorporated. In March, 1997 the Company changed its name to American Resources and Development Company. The Company, through various subsidiaries, owns an interest in (i) a master-planned residential golfing and recreational community situated on approximately 670 acres of land near St. George, Utah, (ii) a franchisor and owner of retail entertainment and sports stores, and (iii) the development and sale of vacation interests in resorts, located in Fairfield Bay, Arkansas. When used throughout this report, the Company shall include the subsidiaries unless the context indicates otherwise. In addition to the above businesses, the Company is actively reviewing other acquisition possibilities wherein the Company could acquire an interest in products, properties, technologies and/or businesses believed by management to hold potential for profit. The nature of any acquisition and the manner of any acquisition cannot be determined at the present time and will be subject to the business judgment of management of the Company. There is no assurance that the Company will be able to acquire any interest in any other product, property, technology, or business.

         The Company's present executive offices are located at 102 West 500 South, Suite 318, Salt Lake City, Utah 84101 and its telephone number is (801) 363-8961. As of September 30, 1997 the Company had two fulltime equivalent employees. On March 27, 1997, the Company effected a 1 for 20 reverse stock split of its common stock.


GOLF VENTURES, INC.

         As of October 15,  1997,  the Company  owned  594,309  shares of common stock of Golf Ventures, Inc. (hereinafter "GVI"), a publicly held Utah corporation. Such shares represent approximately 28% of the issued and outstanding common stock of GVI. In addition, in connection with the settlement of all intercompany transactions between the Company and GVI since 1992, GVI has agreed to issue the Company 715,000 shares of common stock.

         GVI owns the Red Hawk International Golf & Country Club (hereinafter "Red Hawk"), Cotton Manor, and Cotton Acres, real estate developments located near St. George, Utah. Information regarding these projects as well as GVI has been obtained from GVI and the Company has not made any effort to verify the information provided by GVI. The Company hereby incorporates by reference the Amended Annual Report on Form 10-KSB of GVI for the fiscal year ended March 31st, 1997, and all other reports filed by GVI pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 since March 31st, 1997.

         On August 26, 1997, GVI announced that it had entered into a definitive merger agreement with U.S. Golf Communities, Inc. ("U.S. Golf Communities"), an Orlando based group of affiliated companies principally engaged in the acquisition, development and operations management of public, private and resort golf properties and adjacent residential real estate throughout the United States. The transaction is being structured as a reverse merger with the assets of U.S. Golf Communities being merged into GVI in exchange for the issuance by GVI of common stock to the current owners of U.S. Golf Communities. It is presently anticipated that GVI would issue sufficient shares of common stock to the shareholders of U.S. Golf Communities so that such shareholders own approximately 81% of the outstanding common stock of GVI. The transaction, which is subject to various conditions including GVI shareholder approval, is expected to close before the end of 1997. However, there can be no assurance that such acquisition will occur. If the acquisition is not consummated, GVI will need to obtain additional capital in order to development its properties and to satisfy its obligations. There is no assurance that GVI would be able to do such.

         Red Hawk is a master-planned residential golfing and recreational community situated on approximately 670 acres of land which, when fully completed, will include more than 945 building lots, a 27-hole golf course, tennis courts, swimming pools and other recreational amenities. Red Hawk is located in southwest Utah, approximately 3 miles southeast of St. George, Utah, in the city of Washington.

         The final plat for Red Hawk will be recorded upon installation of all improvements and/or bonding for the same for Phase I. GVI believes that no other permits or authorization are required until after filing of the final plat for Phase I, at which time building permits will be obtained from Washington City. Nine (9) reservations have been taken for residential lots in Red Hawk to date.

         In late 1996, Washington City completed construction of a storage tank for culinary (drinking) water in close proximity to Red Hawk, together with a water pumping station and delivery lines which run through Red Hawk. As a result, GVI believes that Red Hawk will have an adequate supply of culinary water available. The cost to GVI for this water line was $130,000, which has been paid.

         In July 1996, Granite Construction broke ground on Phase I at Red Hawk. Phase I will consist of the development and sale of 102 estate lots, 7 cottages, 5 corporate villas, and construction of the first 18 holes of the golf course, a double driving range, irrigation, lakes and infrastructure for utilities. By the end of November 1996, Granite had moved approximately 900,000 cubic yards of dirt, excavated eight (8) lakes, roughed in eighteen holes of the golf course, graded the sites for the 102 residential lots, installed sewer laterals to the lots and graded the major roads in Phase I of the project. Granite was paid $1,981,681 for its work, and GVI called an end to Granite's efforts in November 1996 as a result of lack of funds.

         GVI contracted with Crown Golf to do the finish grading on the golf course. Crown has been paid $35,817 and is owed approximately $235,000 as of September 30, 1997. Crown was called off this project in February, 1997, when GVI stopped construction at Red Hawk until additional funding can be obtained on terms and conditions satisfactory to GVI.

         While management of GVI looks to the U.S. Golf Communities transaction as a source of improved funding capabilities for GVI at Red Hawk, there is no assurance that the U.S. Golf Communities transaction will close or that it will yield the benefits hoped for by GVI. GVI will continue its efforts to obtain sufficient long term financing to complete development of Phase I at Red Hawk, and thus to begin cash flow from sales of interests in the development. Assuming adequate financing can be obtained on satisfactory terms and conditions, GVI believes that Phase I construction at Red Hawk could be completed within six months of the start of that financing at a total cost of approximately $5,700,000. additionally, a sewer line will need to be brought to the property. Washington City owns and is responsible for sewer lines, and GVI must negotiate with Washington City with respect to the construction of and payment for the sewer line. Construction costs are estimated to be approximately $1,000,000 for the off-site sewer, as per independent bids received by GVI. GVI estimates that an additional $135,000 will be required for construction of a gas line based on preliminary estimates received from the gas company. There is a possibility that future expenditures for on-site electric power will be necessary, although this has not been determined and no estimates of costs will be obtained until future demands are assessed. There can be no assurance that additional development costs will not be incurred or that such additional costs will not be material. GVI has estimated the future development costs just recited based upon the prior real estate development experience of management. This experience and business judgment may not prove accurate as actual results invariably deviate from estimates.

         GVI is in default with respect to payments due which are secured by the Red Hawk property. GVI believes that the various lenders will forego any legal action until the U.S. Golf Communities transaction has had an opportunity to close. Following the closing, GVI expects that it will be able to raise sufficient funds to satisfy its obligations. There can be no assurance that GVI will be able to maintain its assets.

         Cotton Manor, a 19-acre  development,  currently  includes 28 completed condominiums (one two-story building with 16 units and three one-story four-plexes) and recreational facilities including swimming pool, tennis courts, and a putting green.

         Cotton Acres is a 61 acre development consisting of 259 lots. 200 lots in Phases I-IX have been sold and dwelling units on such lots have been completed. Development of Phase X, consisting of 19 lots has been completed at a cost of approximately $165,000. The contractor making the improvements on the Phase X lots financed GVI's cost at 12% interest. The balance of principal and interest due the contractor has been paid in full from the proceeds from the first Phase X sales. All Phase X lots have been sold or pre-sold with a deposit and should close during the first six months of 1998.

         GVI currently intends to build an additional 102 cottages as marketing of the Cotton Manor project develops. Each cottage is part of a single, detached planned unit development (PUD). In Phase III, two cottages have been completed. One Phase III cottage has been sold while the other, built and financed by GVI, is being used as a model, sales office and, since the end of August, 1997, as the executive offices of GVI. Development of the 19 lots in Phase IV has been completed at a cost of approximately $11,700 per lot. Two Phase IV lots have been sold and cottages have been built. One lot was purchased by Bruce Frodsham, GVI Vice President, at GVI's offer price of $15,000. Mr. Frodsham has built a home on the lot at his cost. The other Phase IV lot was transferred to George Badger, the former President of the Company, to enable Mr. Badger to get a loan to finance a home on the site for entry by GVI in a home show. GVI's entry won the show award. Currently, Mr. Badger is paying the indebtedness on the property and lives there from time to time.

         GVI is actively marketing its Cotton Manor cottages and believes that the initial 19 cottages can be sold within approximately two years. Building permits will be obtained from the City of St. George as needed. Following the sale of the 19 units in Phase IV, GVI intends to commence developing and marketing additional Phases.

         Management of GVI anticipates that the development and sale of the lots from all of the reaming phases of Cotton Acres should be completed within two years, although there can be no assurance that market conditions will allow for this schedule.

         GVI is in default with respect to payments due which are secured by the Cotton Acres and Cotton Manor property. GVI looks to the U.S. Golf Communities transaction as a source of improved financial resources to meet its obligations and to preserve its rights in its real properties. There can be no assurance that GVI will be able to satisfy its obligations and avoid losing its development in foreclosure. GVI's main business plan is focused on Red Hawk, and the loss of Cotton Manor and/or Cotton Acres, while material adverse events, would not necessarily toll the end of GVI or its operations.


FINALLY COMMUNITIES, INC.

         The Company owns 100% of the outstanding stock of Finally Communities, Inc., an Arkansas corporation (hereinafter "Finally"). On May 20, 1997, the Company entered into an agreement with William R. Vowell to organize and operate Finally. Finally was organized in order to develop and sell vacation ownership interests in various type resorts initially located in Fairfield Bay, Arkansas. Initially it is anticipated that Finally will market an upgrade package of vacation products and travel services. In addition it is anticipated that Finally will market membership interests in Fairfield Bay Outdoors, a 27 acre campshare resort RV park located at Fairfield Bay, Arkansas. The project will consist of approximately 500 camp sites that will be subdivided into 4 distinct categories designed to fit the needs of the individual purchaser. It is expected that Fairfield Bay Outdoors will become an affiliate member of Camp Coast to Coast, a national RV park exchange network with over 500 member resort parks. Finally has made a down payment on the purchase of the 27 acres from the proceeds of a loan made to Finally and arranged by the Company, but is in default on subsequent principal payments in the approximate amount of $100,000. This property is being purchased from an entity owned by Mr. Vowell.

         Fairfield Bay is a self-contained resort/vacation community offering panoramic views of Greers Ferry Lake located on approximately 14,000 acres. It includes golf, tennis, boating, fishing, swimming pools, private club, restaurants, full service marina, convention center, and a shopping mall. Fairfield Bay has a permanent population of approximately 3,000.

         Mr. Vowell, who is president of Finally, received 500,000 shares of the Company's Series E convertible preferred stock. 25,400 shares of the Series E preferred stock was immediately convertible into common stock. The remaining shares of Series E preferred stock are convertible into the Company's common stock after June 30, 1999, and upon completion of the March 31st, 1999 audit of Finally with a conversion rate based on a 2 year pre-tax income of Finally and the average trading price of the Company's common stock. There can be no assurance that Finally will be able to sell sufficient membership interests in order to finance its obligations for the purchase of property and to develop other recreational facilities to be marketed.


FAN-TASTIC, INC.

In March, 1997, the company acquired 80% of the outstanding shares of Fan-Tastic, Inc., (Fan-Tastic) a Utah Corporation. Fan-Tastic is a franchiser and owner of retail entertainment and sports stores, dba Fan-A-Mania, based in regional shopping malls. As of September 30, 1997, Fan-Tastic owned 5 of its own stores (2 in Utah and 3 in Oregon) and 7 franchisees (Utah, Oregon, Pennsylvania, Kansas, Texas and Barbados). Fan-Tastic opened its first Fan-A-Mania store in October, 1995, with the purpose of taking advantage of the high growth and popularity of licensed entertainment and sports products.

         Fan-A-Mania stores carry a broad range of sports and entertainment products purchased from national vendors who are licensed with the following entertainment and sports companies: Disney, Warner Brothers, Public Television (Sesame Street), National Football League, National Basketball Association, Major League Baseball, and National Hockey League. Products carried range from apparel for ages ranging from toddlers to adults, collectibles and souvenirs for fans of entertainment and sports.

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

         -        Store design and merchandising and display plans.
         - Lower inventory costs from negotiated volume pricing and simplified buying through a consolidated buying program.
         - Inventory control through a consolidated point of sale software and chain wide identification of hot selling products.
         - Three days of initial training at the corporate office covering all phases of store operations; product purchasing, store promotions, etc. using the proprietary Fan-A-Mania operations manual. This initial training is followed closely with three days of training at the opening of the store and on-going follow-up training.

         International Franchising

         Fan-Tastic's marketing efforts have also resulted in international interest in the concept, with a first store opening in Bridgetown, Barbados in December, 1996, and the signing of a master franchise agreement with a Japanese company that is expected to open its first store in December 1997. Management of Fan-Tastic believes a strong area of growth will be in the international market due to the growing interest in American entertainment and sports in the global marketplace.

         Seasonality

         Approximately 36% of annual Fan-Tastic sales have occurred in the months of November and December.

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

         Fan-Tastic also receives indirect competition from other franchisers for prospective franchisees. However, there is very little direct competition for prospective franchisees since Fan-A-Mania is currently the only entertainment and sports concept on the market. Fan-Tastic also has competition from suitable store locations from a wide variety of retailers.

         Trademarks

         Fan-Tastic owns the registered mark, "Fan-A-Mania".


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         No information is presented as to industry segments. The Finally acquisition occurred in May, 1997 and the Fan-Tastic acquisition occurred in March, 1997. The assets, equity, and operations of Fan-Tastic are each respectively less than 10% of the Company's, and not material for separate industry segment disclosure. Reference is made to the statements of operations included herein in response to Part II, Item 7 of this Form 10-KSB/A for a statement of the Company's revenues and operating profit (loss) for the past two fiscal years.

Item 2.           Properties.

         The  Company's  executive  offices  are  located at 102 West 500 South,
Suite 318, Salt Lake City, Utah 84101. This office facility consists of approximately 1,100 square feet. The Company is paying $800 per month for the space on a month-by-month basis.

         GVI's real estate holdings are comprised of one recreational and residential development consisting of approximately 670 acres near St. George, Utah named Red Hawk International Golf & Country Club, and two residential developments in St. George, Utah aggregating approximately 80 acres known as Cotton Manor and Cotton Acres. See "Item 1. Business." for the related encumbrances on these properties.

         Fan-Tastic leases an office and warehouse space in Salt Lake City, Utah and leases retail space for it's six stores. Lease commitments from fiscal 1998 through fiscal 2001 are $77,721, $59,653, $35,256 and $20,566.

         On May 22, 1997 Finally purchased from Finally Computers, approximately 27 acres in Fairfield Bay, Arkansas. The total purchase price of this property is $246,000. Finally Computers is owned by William Vowell, President of Finally Communities. The purchase agreement provides that the balance of the purchase price, $231,000, is to be paid, together with interest at the rate of 9.5% per annum, in periodic payment with the final payment due January 31, 1998. Finally is in default with respect to approximately $100,000 of principal payments.


Item 3.   Legal Proceedings.

         No material legal proceeding is pending at this time.

Item 4.   Submission of Matters to a Vote of Security Holders.

On February 20, 1997, an amendment to the Articles of Incorporation of the Company was approved by written consent of shareholders owning 1,219,331 shares (66%) in lieu of a meeting, changing the name of the corporation to American
Resources and Development Company. A one-for-twenty reverse split of the Company's common stock was also approved. These changes became effective on March 27, 1997.

                                     PART II

Item 5.           Market for Common Equity & Related Stockholder Matters.

         The Company's common stock is currently traded in the over-the-counter market on the Electronic Bulletin Board under the symbol ADCO. The following table sets forth for the respective period indicated, the high and low bid quotations, as adjusted for stock splits of the Company's common stock, as reported by the National Quotation Bureau and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

                  Calendar Quarters                  High Bid          Low Bid

1995
1st Quarter                                          3.80              2.60
2nd Quarter                                         10.00              5.00
3rd Quarter                                          2.60              1.20
4th Quarter                                          3.80              1.20

1996
1st Quarter                                          3.80              1.20
2nd Quarter                                          3.80              1.20
3rd Quarter                                          3.00              1.20
4th Quarter                                          2.50              0.60

1997
1st Quarter                                          6.50              2.50
2nd Quarter                                          5.50              2.75
3rd Quarter                                          5.25              2.00


         As of September 30, 1997, the Company had 1,841,486 shares of its common stock issued and outstanding, and there were approximately 1,425 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On March 17, 1997 the Company acquired 80% of the outstanding shares of Fantastic for 100,000 shares of the Company's Series D Convertible Preferred Stock. These shares were issued to the shareholders of Fan-Tastic, each of which signed an investment letter. The issuance of these shares was exempt from registration pursuant to Section (4)(2) of the Securities Act of 1933.

         On May 20, 1997 the Company entered into an agreement with William R. Vowell to form Finally Communities, Inc. In consideration of Mr. Vowell's time and effort to develop the Finally business, the Company issued Mr. Vowell 500,000 shares of Series E Convertible Preferred Stock. The issuance of these shares was exempt from registration pursuant to Section (4)(2) of the Securities Act of 1933.

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

         The following information is derived from the consolidated financial statements of the Company. Such financial statements include the Company, GVI, Fan-Tastic and Finally.

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

         General and administrative expenses decreased $2,859,610, or 68%, to $1,377,082 during fiscal 1997 from $4,236,692 during fiscal 1996. The decrease was principally attributable to $2,835,000 in financial advisory and referral expenses incurred by GVI in 1996 and $350,000 for advertising and promotional services incurred by GVI, both of which were settled by the issuance of GVI common shares. The decrease was offset somewhat by increases in legal fees of $197,730, 202%.

         The Company had other income of $241,863 during fiscal 1997 compared with $232,173 during fiscal 1996 an increase of $9,690, 4%.

         The Company experienced a net loss of $1,024,802 in fiscal 1997 compared with a net loss of $3,786,145 in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

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

         The Company has historically satisfied its cash needs through the sale of real estate in GVI and private placements of securities and secured borrowings. During 1997, the Company's subsidiary GVI sold $274,000 of real estate in Cotton Manor and Cotton Acres. This figure is substantially lower than prior years due to the inability to raise sufficient funds to complete lot development in Cotton Acres and Cotton Manor and make sales. During the year GVI borrowed $3,238,805 from Miltex Industries of Geneva, Switzerland. (Miltex). Approximately $2,000,000 of these funds were used to pay Granite Construction Co. to start the rough grading on the golf course and the first phase of residential lots in Red Hawk. Additionally, the Miltex funds were used to keep the Stucki land note out of default and to pay overhead expenses. The construction at Red Hawk has now stopped until further development money is raised.

         Completion of Phase I in Red Hawk and the subsequent sale of lots in Phase I will depend largely on GVI, being able to raise additional funds, preferably long term financing on acceptable terms and conditions. GVI is pursuing development loans in the $10,000,000 to $14,000,000 range. GVI will also continue to develop and sell lots and townhomes in the Cotton Manor/Cotton Acres developments as financing becomes available. These sales will not be sufficient to financially support GVI's Red Hawk project.

         The Company currently plans to meet its obligations by liquidating from time to time, its shares in GVI and through private or public offerings of common and/or preferred stock for cash and additional borrowings. No assurance can be given that the Company will raise sufficient cash to meet its obligations through the sale of securities or additional borrowings.

PLAN OF OPERATIONS

         Statements made or incorporated in this report include a number of forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words anticipates, believes, expects, intends, future, and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. In addition, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

         In addition to the development of its existing businesses, management of the Company intends to investigate with a view to acquiring interests in products, properties, technologies and businesses believed by management to hold potential for profit. The nature of any acquisition and the manner of acquisition cannot be determined at the present time and will be subject to the business judgment of management. The Company presently intends to find a product, property, technology or business in which an interest can be acquired by the Company in exchange for the Company's securities, where the Sellers will play the major role in the development of such product, property, technology or business, and the primary function of the Company would be providing the corporate structure for the business operations.

         The Company's acquisitions, if any, may be owned by a joint venture between the Company and the developer or by a partnership organized by the Company. If the Company becomes a partner in a joint venture or partnership, under certain circumstances risks may be involved not otherwise present, including, for example, risks associated with the possibility that the Company's co-venturer in an investment might become bankrupt, that such co-venturer may at any time have economic or business interests or goals which are inconsistent with the business interests or goals of the Company, or that such co-venturer may be in a position to take action contrary to the instructions or the requests of the Company or contrary to the Company's policies or objectives.

         Management believes that products, properties, technologies and businesses will become available to it for acquisition due to a number of factors, including, among others: (a) The Company's status as a publicly held Company; (b) Management's willingness to enter into unproven, speculative ventures; (c) Management's contacts and acquaintances; and (d) The Company's flexibility with respect to the manner in which it may structure potential acquisitions. However, there is no assurance that the Company will be able to structure any partnership, or acquire an interest in any product, property, technology or business.

         Due to the factors described in the preceding paragraph, the Company believes that it may be attractive to individuals and entities which wish to take advantage of the benefits of a public corporation. Management believes that a public trading market for the Company's common stock will be attractive to corporations and other firms, due to (a) The Company's ability to issue stock in acquisition transactions rather than paying cash thus providing an opportunity to the seller to structure the transaction as a "tax free" event under the Internal Revenue Code; (b) The liquidity (ability to turn investment into cash) provided to shareholders of a publicly traded corporation not available in a privately held company, as a result of the ability to sell shares in the open market; and (c) a potential trading market in the Company's common stock which may be at a premium over shares which cannot be publicly traded since shares of a privately held company are often valued at the Company's book value for purposes of a sale while shares of a publicly traded company often trade at an increased value.

Possible Methods of Business Opportunity Acquisition

         The Company proposes to seek out persons and firms holding interest in products or businesses who are seeking to transfer such products or businesses to a public entity.

         In implementing its proposed business, the Company will consider a number of alternative methods for the acquisition of an interest in products or business. The primary method of acquisition will most likely be a merger, reorganization or joint venture with a corporation or other entity holding the rights to such product, business or process. There can be no assurance that the Company will be able to enter into any arrangements on terms favorable to the Company.

Evaluation of Potential Business, Property, Technology or Product Acquisitions

         It is anticipated that preliminary information with respect to any potential business, property, technology or product acquisition by the Company will be obtained primarily through the personal contacts of management in the business community.

         Management of the Company will conduct the review and evaluation of any potential business, property, technology or product acquisitions. Such evaluation will be based generally upon management's knowledge and expertise. In seeking products, businesses or processes, the Company will consider a number of factors, including the soundness of the idea, service or product to be developed or being developed, the market for such product, the effect of economic conditions and governmental policies on such product, the nature and extent of competition, the cost of developing and marketing the product, and other factors deemed relevant by management. To the extent applicable, management will consider other factors including the following, none of which will be controlling:

                  1. The management and personnel of the proposed acquisition who will be involved with the Company following such acquisition;

                  2. The capital requirements and anticipated availability of required funds for the operation of the acquisition;

                  3. The cost to the Company of participating in the potential acquisition as compared to the potential benefit of such acquisition;

                  4. The competitive position which the proposed acquisition has in the market-place;

                  5. The potential growth of the business, property, technology or product in the industry; and

                  6. Other   factors    deemed   relevant    in   the   specific
circumstances.

         In evaluating a potential business, property, technology or product acquisition, the Company will consider the results of operations of such business to date. However, since the Company may seek to acquire new businesses, properties, technologies or products which are in the development state, it recognizes that the results of operations of such businesses, properties, technologies or products may not be indicative of its potential future operations.

         Prior to conducting an evaluation of a prospective acquisition, the Company will generally require that it be provided with reports, documents, agreements, financial information and other information deemed relevant in the particular circumstances. The Company will also conduct a personal investigation and review the books and records of the potential acquisition as it may deem appropriate, including interviews with management and key personnel, independent analysis of information provided, and other similar activities. However, due to the limited capital of the Company, it must be recognized that the Company's investigation of a potential acquisition may not be as thorough or complete as would be desirable under the circumstances. It is not likely that any "fairness opinion" will be obtained in connection with any acquisition.

Business Acquisitions:  Special Considerations

         If the Company decides to acquire a business, the following considerations exist. It cannot be predicted at this time the manner in which the Company may participate in a potential business acquisition. Such determination will depend upon a number of factors, including the nature of the particular business, the respective needs of the parties to the transaction, and the relative negotiating strengths of such parties. The manner of participation will include, but not be limited to, joint ventures, licensing arrangements, purchase and sale of assets, purchase and sale of stock, partnerships, leases, mergers, consolidations, and other contractual transactions. The precise nature of any of such transactions cannot be predicted at the present time.

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation or reorganization with another corporation or entity. Upon the consummation of such a transaction, the present management and shareholders of the Company may not be in control of the Company. For example, a majority or all of the Company's directors may, as a part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

         It can be anticipated that the Company may effect a business acquisition through the issuance of its securities. While the precise terms of such transaction cannot be predicted, it may be expected that the parties to the business acquisition will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code.

Item 7.           Financial Statements and Supplementary Data.

         See Item 13. Exhibits and Reports on Form 8-K.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         This item is not applicable.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.


Directors and Executive Officers

         The following table sets forth the name, age and office held by each director and officer of the company, followed by a brief resume of each individual.

NAME                  AGE      POSITION HELD

Karl F. Badger        42       President, Chief Executive Officer and Director
Barry L. Papenfuss    37       Vice President and Director
Timothy Papenfuss     38       Secretary/Treasurer, Chief Financial Officer  and
                               Director


         KARL F. BADGER, has been with the Company since 1992 working as the Director of Shareholder Relations. He was appointed President, CEO and Director of the Company upon resignation of George H. Badger, his father in December 1996. Prior to 1992, Mr. Badger was a licensed broker/principle for Rocky Mountain Securities and Investments.

         BARRY L. PAPENFUSS, Vice President and Director of the Company, is the President of Fan-Tastic, which position he has held since 1994, and has been with the Company since Fan-Tastic was acquired by ARDCO in March, 1997. From 1990-1994, Mr. Papenfuss was the controller of The Pro Image, a sports apparel company and from 1985-1990, was a consultant with Deloitte and Touche, an international accounting firm. Mr. Papenfuss graduated from Brigham Young University. Mr. Barry Papenfuss is the brother of Mr. Timothy Papenfuss, Secretary/Treasurer, Chief Financial Officer and a director of the Company.

         TIMOTHY M. PAPENFUSS, chief financial officer and director of the Company, is chief financial officer of Fan-Tastic, Inc., which position he has held since April, 1994. Mr. Papenfuss was appointed chief financial officer and a director of the Company in August, 1997. From 1990 to April, 1994, Mr. Papenfuss was a manager and senior manager with Ernst and Young. Mr. Papenfuss has 13 years of professional accounting experience. Mr. Papenfuss graduated from Brigham Young University in 1983 with a bachelors degree in accounting. Mr. Papenfuss is the brother of Barry Papenfuss, vice president and a director of the Company.

Significant Employees and Consultants

         The  following   individuals  are  officers  and/or  directors  of  the
Company's subsidiaries, or in the case of Mr. George Badger, a consultant to the Company.

         DUANE H. MARCHANT is the President, Chief Executive Officer, Treasurer and a director of GVI, which positions he has held since January, 1993 except for the office of Treasurer which position he assumed in August, 1997. From 1990 until 1995 he was a Director and President of the Company. Mr. Marchant directly supervises all real estate activities in GVI. He has been involved in real estate development for over twenty years.

         WILLIAM VOWELL is President of Finally Communities, Inc., a position he has held since its incorporation in 1997. Mr. Vowell began his career in real estate development in 1960 with the John A. Cooper Company. In 1966 Mr. Vowell was a co-founder of Fairfield Communities, Inc. which began developing the Fairfield Bay resort community. From 1975 to 1989 Mr. Vowell designed, built and sold two timeshare resort projects, one in Myrtle Beach, South Carolina, and one in Harrisonburg, Virginia. In 1992 Mr. Vowell returned to Fairfield Bay and has been involved with the revitalization and development of projects in the area since then.

         GEORGE H. BADGER, resigned as President, Chief Executive Officer and a Director of the Company on December 31, 1996. Mr. Badger served as a director since June 1992, and was President since 1995. Mr. Badger is currently providing consulting services to the Company primarily in providing background information on transactions which took place or were begun when he was president of the Company and in locating possible acquisitions. Mr. Badger was indicted on a number of charges and was arraigned in the U.S. Federal District Court for the Southern District of New York on October 9, 1996. The Company has been advised that the indictment related to alleged unlawful and undisclosed compensation to securities brokers and promoters to induce them to cause customers to purchase securities issued by GVI and the Company. The Company has been advised that Mr. Badger has pleaded guilty to counts of: (i) conspiracy to commit securities fraud; (ii) securities fraud; (iii) criminal contempt; and (iv) perjury.

Compliance with Section 16(a) of the Securities Act of 1934 by Company Officers, Directors and 10% Shareholders.

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).

         Messrs. Badger, Papenfuss and Papenfuss did not file Forms 3 within ten days of becoming officers and/or directors of the Company. Based solely upon a review of Forms 3, Forms 4 and Forms 5 and amendments thereto furnished to the Company pursuant to Rule 16a- 3(e) during the fiscal year ended March 31, 1997, and written representations of certain of its directors and executive officers that no Forms 5 were required to be filed, all other directors and executive officers have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the exchange Act.

Item 10.  Executive Compensation.

         The  Company  has  not  had  a  bonus,   profit  sharing,  or  deferred
compensation plan for the benefit of its employees, officers of directors.

         The following table sets forth the annual compensation paid and accrued by the Company for services rendered during the fiscal years ended March 31, 1997, 1996 and 1995 to (i) the Company's Chief Executive Officer and (ii) each other executive officer of the Company or its subsidiary serving at the end of the last completed fiscal year whose salary and bonus exceeded $100,000 during the last fiscal year ("Named Executive Officer").

                                            SUMMARY COMPENSATION TABLE


                                                 Annual Compensation               Long-Term Compensation
                                                                                   Awards               Payouts
Name and Principal                                          Other        Restricted                                  All Other
Position                                                   Annual          Stock         Options/          LTIP       Compen-
                            Year     Salary     Bonus   Compensation      Award(s)         SARs           Payouts     sation
                                       ($)       ($)         ($)            ($)             (#)             ($)         ($)
Karl Badger, Chief          1997     $73,058     -0-         -0-            -0-             -0-             -0-         -0-
Executive Officer           1996     $73,058     -0-         -0-            -0-             -0-             -0-         -0-
                            1995     $73,058     -0-         -0-            -0-             -0-             -0-         -0-


George Badger               1997     $50,400     -0-         -0-            -0-             -0-             -0-
                            1996     $50,400     -0-         -0-            -0-             -0-             -0-
                            1995     $50,400     -0-         -0-            -0-             -0-             -0-
=========================   ======  ========   =======   ============   =========   =============      ==========   ===========


Employment Agreements.

         None of the Company's officers or directors has any written employment agreement with the Company. Messrs. Barry and Timothy Papenfuss have employment agreements with Fan-Tastic.


Director Compensation

         Directors of the Company have been partially reimbursed for expenses incurred by them on behalf of the Company. No salary or fee has been paid to directors. It is anticipated that the Company may establish some fees for directors at such time as the Company has sufficient funds to pay fees to directors.


Stock Options

         In October, 1997 the Board of Directors ratified options for the three officers of the Company. Pursuant to this action, Mr. Karl Badger holds an option to purchase 100,000 shares of the Company's common stock at $2.00 per share. The option vests as to 10,000 shares at the end of each fiscal year if Mr. Badger is still an officer of the Company and the option may be exercised for a three year period following its vesting. Both Mr. Barry Papenfuss and Mr. Timothy Papenfuss hold an option to purchase 20,000 shares of the Company's common stock at $2.00 per share. The options vest as to 5,000 shares at the end of each fiscal year if the individual holding the option is still an officer of the Company. On the date of the Board of Directors' meeting the average between the bid and asked price of the Company's common stock was approximately $4.00.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information, to the best knowledge of the Company, as of September 30, 1997, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock; (ii) each director; and (iii) all current directors and executive officers as a group.

NAME AND ADDRESS OF                          NUMBER OF             PERCENT
BENEFICIAL OWNER                           SHARES OWNED            OF CLASS

Banque SCS Alliance SA                       948,336(1)             51.50%
P.O. Box 880
12111 Geneva 3, Switzerland

George H. Badger                             131,487                 7.14%
102 West 500 South,  Suite 318
Salt Lake City, UT  84101

Don Pickett, agent for                       125,860                 6.83%
Mindon Investment and The Stella Trust
P. O. Box 58548
Salt Lake City, UT  84101

Karl F. Badger                                58,605                 3.2%
102 West 500 South,  Suite 318
Salt Lake City, UT  84101

Barry L. Papenfuss                                 0(2)               *
3855 South 500 West #R
Salt Lake City, UT 84115

Timothy M. Papenfuss                               0(3)               *
3855 South 500 West #R
Salt Lake City, UT 84115

All Officers and Directors as                 58,605                 3.2%
a Group (3 persons)  *Less than 1%
--------------------------

1   Banque SCS Alliance SA disclaims beneficial ownership.

2 Mr. Barry Papenfuss is the owner of 37,012 shares of the Company's Series D Convertible Preferred Stock. After June 30, 2000 and before September 30, 2000 the D Preferred is convertible at the option of the holder into shares of the Company's common stock or the common stock of Fantastic at a conversion rate to be determined based on net income of Fantastic at the time of conversion and the trading price of the Company's common stock. Additionally Mr. Papenfuss has received options to acquire 56,903 shares of the Company's common stock valued at $2.00 per share. The options become available on June 1, 1999 if certain income related performance goals have been met.

3 Mr. Timothy Papenfuss is the owner of 19,786 shares of the Company's Series D Convertible Preferred Stock. Mr. Timothy Papenfuss also owns options to purchase 30,418 shares of common stock. The Series D Preferred Stock and the options are convertible and exercisable upon the same terms as set forth in footnote 2 above.

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

Item 13.  Exhibits and Reports on Form 8-K.

         The following financial statements, schedules, reports and exhibits are filed with this Report:

 (a)      FINANCIAL STATEMENTS

          (1)      Report of Jones, Jensen & Company, Independent Public
                   Accountants.

          (2)      Consolidated Balance Sheet as of March 31, 1997.

          (3) Consolidated Statements of Operation for the years ended March 31, 1997 and 1996.

          (4) Statement of Stockholders' Equity for the period March 31, 1996 through March 31, 1997.

          (5) Consolidated Statements of Cash Flows for years ended March 31, 1996 and 1997.

          (6)      Notes to Financial Statements.

 (b)      FINANCIAL STATEMENT SCHEDULES

          (1)      Schedule VIII - Valuation and Qualifying Accounts.

          (2)      Schedule X - Supplementary Income Statement Information.

          (3)      Schedule XI - Real Estate and Accumulated Depreciation.

 (d)      Exhibits

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
10.10 (1)           Purchase Agreement (Stella Trust)

10.11 (2)          Agreement of Joint Project
10.12 (2)          Amendment to Agreement of Joint Project
10.13 (2)          Dynamic American Option
10.14 (2)          Land Sale Agreement
10.15 (2)          Assignment of Trust Deed and Trust Deed Note
10.16 (2)          Promissory Note (Johnson)
10.17 (3)          TKI Dealer Agreement
10.18 (4)          Modification Agreement
10.19 (4)          Land Sales Agreement (Mindon)
10.20 (4)          Sales Agreement (Property Alliance)
10.21 (5)          Assignment Agreement
10.22 (6)          Agreement with The Stella Trust and Mindon Investments
                   (Pickett Group)
10.23 (6)          Acquisition Agreement with Golf Ventures, Inc.
10.24 (6)          Settlement Agreement and General Release (TKI)
10.25 (7)          Stock Purchase Agreement (Fantastic)
10.26 (7)          Agreement (Vowell/Finally)
16.1 (2)           Letter Regarding Change in Certifying Public Accountant
21.                Subsidiaries
23.                Consent of Independent Auditor
99.1 (2)           List of Third Party Loans to TechKNOWLOGY, Inc.
(28.1)*
99.2 (2)           Lease of LTI Office
(28.2)*
99.3 (2)           Financial Statements for years ended March 31, 1989, 1988 and
(28.3)*            1987, and quarter ended June 30, 1989, as prepared by Dale K.
                   Barker Co., P.C.
99.4 (4)           Class "A" Preferred Stock
(28.4)*
99.5 (4)           Debenture
(28.5)*

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

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                   (Registrant)



                                    By:  /s/  Karl F. Badger
                                        -----------------------
                                         Karl F. Badger



Dated:  October 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          Signature                 Title                          Date




    /s/ Karl F. Badger        President, Chief                 October 28, 1997
    -------------------       Executive Officer and
       Karl F. Badger         Director (Principal
                              Executive Officer)



  /s/ Barry L. Papenfuss      Vice President and              October 28, 1997
  ----------------------      Director
     Barry L. Papenfuss



 /s/ Timothy M. Papenfuss     Secretary/Treasurer and        October 28, 1997
 ------------------------     Director (Chief Financial
   Timothy M. Papenfuss       Officer, Chief Accounting
                              Officer and Controller)
                              and Director