Form 10QSB
period 1997-09-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1997-11-21
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly  Report  Under  Section 13  or  15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1997;

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     As of November 18, 1997, the Registrant had outstanding 1,868,706 shares of Common Stock.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Part I     Financial Information

Item 1:    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - September 30, 1997
           and March 31, 1997..................................................1

           Condensed Consolidated Statements of Operations - Six
           months ended September 30, 1997 and 1996 and Three Months
           Ended September 30, 1997 and 1996...................................3

           Statements of Stockholders' Equity..................................4

           Condensed Consolidated Statements of Cash Flows - Six
           months ended September 30, 1997 and 1996 and Three
           Months Ended September 30, 1997 and 1996............................5

           Notes to Condensed Consolidated Financial Statements -
           September 30, 1997..................................................7

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

Item 4.    Submission of Matters to a Vote of Security Holders................19

Item 5.    Other Information .................................................19

Item 6.    Exhibits and Reports on Form 8-K...................................19

                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                            Consolidated Balance Sheets


                                                      ASSETS
                                                                                September 30,            March 31,
                                                                                  1997                     1997
                                                                               (Unaudited)
CURRENT ASSETS

  Cash                                                                     $         40,161   $         47,850
  Accounts receivable                                                                77,120             41,349
  Real estate inventories                                                           753,131            932,439
  Merchandise inventory                                                             588,779            291,169
  Prepaid and other current assets                                                   20,130             23,682
  Current portion of contract receivable                                              1,955                472
                                                                           ----------------   ----------------

      Total Current Assets                                                        1,481,276          1,336,961
                                                                           ----------------   ----------------

PROPERTY AND EQUIPMENT

  Model home and condominiums                                                       180,988            133,954
  Furniture, fixtures and equipment                                                 155,235            146,412
  Vehicles                                                                           43,252             17,852
                                                                           ----------------   ----------------

     Total depreciable assets                                                       379,475            298,218
     Less: accumulated depreciation                                                (116,770)           (97,965)
                                                                           ----------------   ----------------

      Net Property and Equipment                                                    262,705            200,253
                                                                           ----------------   ----------------

OTHER ASSETS

  Land held for development (Note 2)                                            12,085,277         11,475,016
  Goodwill                                                                         244,552            252,912
  Long-term portion of contract receivable                                          55,993             55,993
  Deposits                                                                           1,970              1,970
                                                                           ----------------   ----------------

     Total Other Assets                                                         12,387,792         11,785,891
                                                                           ----------------   ----------------

     TOTAL ASSETS                                                          $     14,131,773   $     13,323,105
                                                                           ================   ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                       Consolidated Balance Sheets (Continued)

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,        March 31,
                                                                                  1997                1997
                                                                               (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                                         $      1,259,475   $      1,151,894
  Accrued expenses and other current liabilities                                  1,225,415          1,108,635
  Current portion of notes payable (Note 3)                                       1,225,123          1,213,866
  Current portion of capital lease obligations                                       14,556             12,238
                                                                           ----------------   ----------------

     Total Current Liabilities                                                    3,724,569          3,486,633
                                                                           ----------------   ----------------

LONG-TERM DEBT

  Commission payable                                                                90,000             90,000
  Long-term portion of notes payable (Note 3)                                    6,563,144          6,356,331
  Long-term portion of capital lease obligations                                     7,369             13,394
  Notes payable, related parties (Note 9)                                        1,006,649            319,039
                                                                          ----------------   ----------------

     Total Long-Term Debt                                                        7,667,162          6,778,764
                                                                          ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST (Note 1)                                                              -                   -
                                                                         ----------------   -----------------

PREFERRED  STOCK,  par value  $0.001 per share;  100,000  and
  100,000  Series D shares; and 500,000 and -0- series E shares,
  issued and outstanding, respectively. (Note 6)                                        -                   -
                                                                         ----------------   -----------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.001 per share: 10,000,000
   shares authorized; issued and outstanding: 102,220
   Series B shares, 150,000 Series C shares (Note 6)                                  252                252
  Common stock, par value $0.001 per share: 125,000,000
   shares authorized; issued and outstanding: 1,851,486
   and 1,835,486 shares issued 1,695,666 and 1,674,666
   shares outstanding, respectively
                                                                                    1,851              1,835
  Additional paid-in capital                                                   13,194,871         13,021,721
  Accumulated deficit                                                         (10,456,932)        (9,966,100)
                                                                         ----------------   ----------------

      Total Stockholders' Equity                                                2,740,042          3,057,708
                                                                         ----------------   ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $     14,131,773    $     13,323,105
                                                                        ================    ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Statements of Operations


                                                        For the Six Months Ended              For the Three Months Ended
                                                               September 30,                        September 30,
                                                        1997               1996               1997                1996
                                                        ----               ----               ----                ----
INCOME
  Sales - real estate                               $  333,311           $161,000         $   322,311          $    28,000
  Sales - merchandise                                  382,124                  -             220,963                    -
                                                       -------            -------             -------          -----------
     Total Income                                      715,435            161,000             543,274               28,000


COSTS OF SALES

  Cost of sales  - real estate                         187,748             92,484             176,748               15,902
  Cost of sales - merchandise                          173,966                  -              95,826                    -
                                                       -------             ------              ------               ------
     Total Cost of Sales                               361,714             92,484             272,574               15,902

     Gross Profit                                      353,721             68,516             270,700               12,098
                                                       -------             ------             -------               ------

GENERAL AND ADMINISTRATIVE EXPENSES

  Depreciation and amortization                         27,164              1,874              14,654                  869
  General expenses                                     819,873            677,892             320,248              358,769
                                                       -------            -------             -------              -------
     Total General and Administrative Expenses         847,037            679,766             334,902              359,638

     Net Loss                                         (493,316)          (611,250)            (64,202)            (347,540)
                                                      --------           --------             -------             --------
  OTHER INCOME AND (EXPENSES)

  Interest income                                        2,265             25,228               1,483               23,190
  Other Income                                          54,743              9,249               9,295                6,343
  Gain on sale of assets                                     -            177,778                   -              (58,805)
  Interest expense                                     (54,524)           (13,030)            (38,181)              (5,950)
                                                       -------            -------             -------               ------
     Total Other Income and (Expenses)                   2,484            199,225             (27,403)             (35,222)

  Net (Loss) Before Income Tax and
    Minority Interest                                 (490,832)          (412,025)            (91,605)            (382,762)
  Minority Interest (Note 1)                                 -                  -                   -                    -
                                                     ---------           --------             -------             --------
  Net Loss Before Income Tax                          (490,832)          (412,025)            (91,605)            (382,762)
  Less:  Provisions for (Income Tax)                         -                  -                   -                    -
                                                     ---------           --------             -------             --------

NET LOSS                                            $ (490,832)        $ (412,025)         $  (91,605)          $ (382,762)
                                                    ==========         ==========          ==========           ==========

LOSS PER SHARE                                      $     (.27)        $     (.25)         $     (.05)          $     (.23)
                                                    ==========         ==========          ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                            Statements of Stockholders' Equity


                                                                                                    Additional
                                                 Common Stock                 Preferred Stock         Paid-in       Accumulated
                                            Shares         Amount       Shares          Amount        Capital          Deficit
                                            ------         ------       ------          ------        -------          -------

Balance, March 31, 1996                    1,835,486   $    1,835         252,220   $       252   $    11,910,212   $   (8,941,298)


Capital contributions by stock
 issuances of a subsidiary                         -            -               -             -         1,111,509                -

Net loss                                           -            -               -             -                 -       (1,024,802)
                                         -----------   ----------   -------------   -----------   ---------------   --------------

Balance, March 31, 1997                    1,835,486        1,835         252,220           252        13,021,721       (9,966,100)

Stock issuance of a                                -            -               -             -                 -                -
subsidiary for payment
of interest
interest                                                                                                  143,166

Common stock issued for
  services                                    16,000           16               -             -            29,984                0
(Unaudited)

Net loss (Unaudited                                -            -               -             -                 -         (490,832)


Balance, September 30, 1997
 (Unaudited)                               1,851,486     $  1,851         252,220       $   252       $13,194,871     $(10,456,932)
                                           =========     ========        ========       =======       ===========     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                Consolidated Statements of Cash Flows



                                                       For the Six Months Ended                For the Three Months Ended
                                                              September 30,                           September 30,
                                                         1996             1997                   1996              1997
                                                         ----             ----                   ----              ----
OPERATING ACTIVITIES
  Net Income (Loss)                                   (490,832)        (412,025)              (91,605)           (382,762)
  Adjustments to reconcile net income to
    net cash  provided by operating activities:
  Depreciation and amortization                         27,164            1,874                12,510                 869
  Common stock issued for services and
   interest                                             30,000                                 30,000
  Changes in operating assets and liabilities:
    (Increase) Decrease in inventory                  (118,302)          74,045                25,471              12,691
    (Increase) Decrease in notes and
     accounts receivable                               (35,771)          (4,625)              (25,697)             14,000
    (Increase) Decrease in other current
     assets                                              2,069           97,143                (3,881)             58,024

    Increase (Decrease) in accounts
     payable                                           107,581         (134,372)                7,603              26,034

    Increase (Decrease) in other current
     liabilities                                       206,780         (112,618)               42,735              27,034
                                                       -------         --------                ------              ------

     Net Cash Provided (Used) by
      Operating Activities                            (271,311)        (490,578)               (2,864)           (244,110)
                                                      --------         --------                ------            --------

INVESTING ACTIVITIES

  Purchases of property and
   equipment                                            (8,823)          (5,988)               (8,042)             (5,988)
  Investment in land held for
   development                                        (364,261)      (1,302,606)             (124,599)           (888,767)
                                                      --------       ----------              --------            --------


     Net Cash Provided (Used) by
      Investing Activities                            (373,084)      (1,308,594)             (132,641)           (894,755)
                                                      --------       ----------              --------            --------
FINANCING ACTIVITIES
  Repayment of notes payable, related
   parties
  Stock offering costs                                                 (209,000)                                 (109,000)

  Payments on long-term debt and capital
   lease obligations                                   (61,170)        (500,714)              (9,130)            (472,546)
  Common stock of subsidiary issued for
   cash                                                               1,007,402                                     7,402

  Long-term borrowings                                 245,266        2,558,805                30,282             558,805

  Contributions from subsidiary
  Borrowings from related parties
                                                       452,610                -               124,635                   -
                                                   -----------          -------              --------             -------
     Net Cash Provided (Used) by
      Financing Activities                             636,706        2,856,493               145,787             (15,339)
                                                   -----------       ----------              --------             -------

INCREASE (DECREASE) IN CASH
                                                        (7,689)       1,057,321                     -          (1,154,204)

CASH, BEGINNING OF PERIOD
                                                        47,850          790,744                29,879           3,002,269
                                                  ------------        ---------                ------             -------
CASH, END OF PERIOD
                                                        40,161        1,848,065                40,161           1,848,065
                                                  ============        =========             =========           =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                Consolidated Statements of Cash Flows (Continued)


                                               For the Six Months Ended
                                                     September 30,
                                               1997                 1996

CASH PAID FOR
  Interest                               $         51,329     $      14,012
  Income taxes                           $              -     $           -

NON CASH FINANCING ACTIVITIES

  Common stock issued for services       $         30,000     $           -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             September 30, 1997 and 1996


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

       A. Quarterly Financial Statements

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's fiscal 1997 Annual Report to Shareholders. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

         B. Organization

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

               C. Property and Equipment

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             September 30, 1997 and 1996


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


               E. Cash and Cash Equivalents

               The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

               F. Estimates

               Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of commitments and contingencies, and the reported revenues and expenses.

               G. Concentrations of Risk

               The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

               The Company builds and develops real property in Southern Utah. In the normal course of business the Company extends secured credit to its customers.

               H. Principles of Consolidation

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

               I. Inventories

              Inventories are stated at the lower of cost or market using the first-in, first-out method.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             September 30, 1997 and 1996


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         J.  Profit Recognition and Capitalization of Costs Related to Real
              Estate

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

               K. Goodwill

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             September 30, 1997 and 1996


NOTE 2 -      LAND HELD FOR DEVELOPMENT (CONTINUED)

              For the year ended March 31, 1997, the Company capitalized $1,093,468 in construction period interest costs. The cost of the land is less than the estimated net realizable value of the land.

NOTE 3 -      NOTES PAYABLE

              Notes payable are comprised of the following:
                                                                                     September 30,           March 31,
                                                                                      1997                    1997
                                                                                   (Unaudited)
              Convertible subordinated debentures,
                due June 30, 1996 bearing interest at
                12% per annum.  Interest payable
                quarterly, secured by land.                                    $        185,000    $        185,000

              Promissory note payments through August
                15, 2016 at $30,524 per year including
                interest at 10% per annum.                                              201,890             201,890

              Trust deed note payable, secured by land.
               Interest accrued at 8% per annum.  Payable
               $100,000 per year plus the accrued interest
               for that year.                                                           355,890             355,890

              Note payable, unsecured, bearing interest at 12%,
               payable in monthly installments of $13,193, plus
               interest.                                                                 79,160             105,546

              Trust  deed  note,  secured  by  land  and  50,000  shares  of the
               Company's common stock. Interest accrued at 15% per annum.
               Principal and interest due May 31, 1995.  However, the note holder has not demanded full payment and is
               accepting partial payments.                                               80,575              80,575

              Promissory  note  secured  by land.  Interest  accrued  at 10% per annum, payable in shares of the Company's common stock. $120,000 plus a percentage of the proceeds of lot sales payable  annually beginning on February 1, 1991 through  February 1, 1997 at which time the balance will be due as a balloon  payment.  $2,000 from
                each  Red Hawk lot sale also applies to the note.                       646,502             646,502
                                                                               ----------------    ----------------

              Balance forward                                                  $      1,549,017    $      1,575,403
                                                                               ----------------    ----------------

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             September 30, 1997 and 1996


NOTE 3 -      NOTES PAYABLE (CONTINUED)

                                                                                               September 30,    March 31,
                                                                                               1997       1997
                                                                                   (Unaudited)

              Balance forward                                                  $      1,549,017    $      1,575,403

              Promissory  note  secured  by land,  bearing  interest  at  10.5%.
               Interest  payable monthly with principal and any accrued interest
               payable in full on June 10, 1999.                                      3,649,630           3,440,805

              Purchase  contract and note secured by land,  bearing  interest at
               10%.  Monthly  installments  of $25,000  due through May 15, 1998
               with remaining principal and accrued interest due in full.             2,225,669           2,246,823

              Mortgage note payable secured by real estate
                bearing interest at 11.5%.  Due in monthly
                installment of $911.                                                     90,839              90,915

              Mortgage note payable secured by real estate
                bearing interest at 8.125%.  Due in monthly
                installments of $919.                                                   116,622             116,800

              Mortgage note payable secured by real estate
                bearing interest at 8.125%.  Due in monthly
                installments of $879.                                                    99,451              99,451

              Mortgage note payable secured by real estate
                bearing interest at 9.5%.  Due in monthly
                Installments of $191.                                                    19,927                   -

              Mortgage note payable secured by real estate
                bearing interest at 10.5%.  Due in monthly
                installments of $207, balance due in 59 months.                          20,079                   -

              Promissory note secured by vehicle, bearing
                interest at 11%.  Due in monthly installments
                of $405.                                                                 17,033                   -
                                                                                         ------           ---------

              Subtotal                                                                7,788,267           7,570,197

              Less current portion                                                    1,225,123           1,213,866
                                                                               ----------------    ----------------

              Long-term portion                                                $      6,563,144    $      6,356,331
                                                                               ================    ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
           Notes to the Consolidated Financial Statements (Continued)
                             September 30, 1997 and 1996


NOTE 3 -      NOTES PAYABLE (CONTINUED)

              Maturities of long-term debt are as follows:

   March 31,    1998                   $      1,225,123    $      1,213,866
                1999                          2,503,862           2,282,797
                2000                          3,569,305           3,557,065
                2001                             85,958              73,718
                2002                             31,799              19,559
                Thereafter                      372,220             423,192
                                       ----------------    ----------------
                                       $      7,788,267    $      7,570,197
                                       ================    ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             September 30, 1997 and 1996


NOTE 4 -      PREFERRED STOCK

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             September 30, 1997 and 1996


NOTE 4 -      PREFERRED STOCK (CONTINUED)

              CLASS D:

              As discussed in Note 9, the Company issued 100,000 shares of Series D preferred stock in exchange for 80% of the issued and outstanding common stock of FTI. This Series D preferred stock entitles the holder to dividends on the same basis had their shares been converted into common stock. In addition, after June 30, 2000 but before September 30, 2000, holders of these Series D shares of preferred stock shall have the right to convert such shares into shares of common stock of the Company at the rate of the number of the Company's common stock equal to the number that is represented by the total net income of FTI for the three year period ended March 31, 2000 divided by $1,000,000 times ten divided by seventy percent of the average trading price of the Company's common stock on September 30, 2000. Or, after June 30, 2000 but before September 30, 2000, holders of these Series D preferred shares may convert such shares into shares of FTI if the total net income of FTI for the three year period ended March 31, 2000 is equal to or exceeds $1,000,000 at a rate equal to that number of FTI common stock that is equal to 61.5% of the outstanding common stock of FTI as of September 30, 2000, divided by 100,000.

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

NOTE  5 - COMMON STOCK ISSUED BUT NOT OUTSTANDING

              The Company has issued 160,820 shares of common stock which have been offered to the holders of the Series B preferred stock and the debentures. The shares have not been accepted by the holders of those investments as of the date of the consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             September 30, 1997 and 1996


NOTE 6 -      ACQUISITIONS

              As discussed in Note 1, the Company acquired 80% of the issued and outstanding common stock of Fan-Tastic, Inc. (FTI) in exchange for the issuance of 100,000 shares of the Company's Series D preferred stock. FTI is a franchiser and owner of retail entertainment and sports stores doing business as Fan-A Mania. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The acquired interest was valued at $252,912, which represents liabilities assumed in excess of assets acquired which has been reflected as goodwill. In addition, the FTI acquisition involves contingent consideration based on FTI achieving specified earnings (see Note 4. The additional cost of contingent consideration shall be recognized in the period that the contingency is resolved.

              Notes payable to related parties at September 30, 1997 as reflected in the accompanying consolidated financial statements consists of the $269,039 payable to the former 20% common stock shareholders of FTI. These balances are not expected to be repaid in the current period and therefore have been reflected as long-term in the accompanying consolidated financial statements. The company also arranged a 12% interest bearing loan for FTI from a major shareholder. The balance of this loan at September 30, 1997 was $353,000.

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

NOTE 7 - GOING CONCERN

              The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company has received funds from a private placement and plans to continue making private placements of its Subsidiary's preferred and common stock. There is no assurance that the Company will be able to obtain sufficient funds from other sources as needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. Management also intends to renegotiate the terms of its debt for a longer repayment period. Management is also negotiating a merger with a resort golf course developer for the merger of its GVI subsidiary. This merger would provide significant debt relief for the Company.


NOTE 8 -     SUBSEQUENT EVENT

              From time to time since December, 1992, there have been intercompany transactions between American Resources and Development Company (hereinafter "ARDCO") and Golf Ventures, Inc. (hereinafter "GVI"). These transactions have included the exchange of funds, services rendered by employees and the exchange of other assets. At the time of these transactions, no formal determination was made by the Companies whether these transactions constituted debt or equity transactions. The Company and GVI are currently negotiating a settlement of all past intercompany transactions and to compensate the Company for services rendered in assisting with the merger of GVI with a major golf resort developer. If consumated, the Company would receive an additional 715,000 shares of GVI stock.

          In August 1997 the Company's Board of Directors approved the 1997 American Resources and Development Company Stock Option Plan (Option Plan). Under the Option Plan, 500,000 shares of the Company's common stock are reserved for issuance to Directors and employees. Options are granted at a price and with vesting terms as determined by the Board of Directors. In October 1997 the Board of Directors granted options to purchase 140,000 shares of stock at $2.00. These options are exercisable beginning March 31, 1998, are excercisable over staggered periods and expire after ten years.

Item 2. Management's Discussion and Analysis or Plan of Operations


RESULTS OF OPERATIONS

For the six months ended September 30, 1997, compared to the six months ended September 30, 1996:

                 Total revenue for the six months ended September 30, 1997 increased $554,435 over the comparable period in 1996. Fan-Tastic and Finally Communities, contributed $382,124 and $16,765, respectively of this increase as new subsidiaries of the Company. The remaining increase of $155,546 was due to additional real estate lot sales for Golf Ventures. The sales increase for Golf Ventures was primarily due to additional inventory becoming available as a result of additional funds provided by a lender.

                 Gross profit increased $285,205 due to the increase in sales. Fan-Tastic had a gross profit of $208,158 or 54.5% of sales, on its retail sales of $345,340 and franchise fees and royalties of $36,784. Gross profit from real estate sales was $145,563 for the six months ended September 1997 or 43.7%% of total sales as opposed to 42.6% for the prior comparable period.

                 General and administrative expenses increased by $141,981 or 21% for the six months ended September 30, 1997 as compared to the six months ended September 30, 1996. This increase was due to the Company's new subsidiaries, Fan-Tastic and Finally Communinites, general and administrative expenses of $162,737 for the six months ended September 30, 1997.

         The Company had a net gain on other income and expenses of $2,484 compared to $199,225 for the six months ended September 30, 1997 and 1996, respectively. This decrease in net gain was primarily due to a gain on sale of assets in a subsidiary in 1996 as opposed to no gain in the comparable period in the six months ended September 30, 1997.

         The Company experienced a net loss of $490,832 for the six months ended September 30, 1997 compared with a net loss of $412,025 in the comparable 1996 period. The loss for the three months ended September 30, 1997 was $91,605 as opposed to the loss of $399,227 for the three months ended June 30, 1997. The larger loss for the three months ended June 30, 1997 was primarily due to only $11,000 in real estate sales from its subsidiary Golf Ventures as opposed to $305,546 in real estate sales for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

                 At September 30, 1997, the Company had total assets of $14,131,773, total liabilities of $11,391,731 and total stockholders equity of $2,740,042 compared with total assets of $13,323,105, total liabilities of $10,265,397 and total stockholders equity of $3,057,708 at March 31, 1997. The increase in total assets of $808,668, 6% is due primarily to $610,261 of capitalized development related interest and improvement in GVI and net increases in store merchandise inventories and real estate inventories of $118,302. Store merchandise inventories increased as Fan-Tastic prepared for the Christmas retail sales. Total liabilities at September 30, 1997 increased $1,126,334,11%, from March 31, 1997. The increase is due to increases in long term debt of $116,813 an increase in related party debt of $687,610, and an increase in current liabilities of $327,936. The related party debt increase was comprised of a $235,000 real estate purchase by Finally Communities from a shareholder and $452,610 of debt from a major shareholder to the Company and its subsidiaries.

                 The Company has historically satisfied its cash needs through the sale of real estate in Cotton Manor and Cotton Acres and private placements of securities and secured borrowings. However, management can give no assurance that cash flow from the sale of lots will be sufficient to fund the Company's operations.

                 Completion of Phase I in Red Hawk and the subsequent sale of lots in Phase I will depend largely on the ability of the Golf Ventures to raise additional funds, preferably long term financing on acceptable terms and conditions. The Company and Golf Ventures are currently negotiating the merger of Golf Ventures with a larger golf resort developer that will help provide the capital needed to complete the Red Hawk development. Golf Ventures will also continue to develop and sell lots and townhomes in the Cotton Manor/Acres developments as financing becomes available. These sales will not be sufficient to financially support the Company's overhead and the Red Hawk project. The Company's ongoing overhead and land obligations are approximately $75,000 per month. Additionally, Golf Ventures has approximately $900,000 of long-term debt due during 1998. If the Company does not receive sufficient financing for the Red Hawk project, the Company intends to meet its obligations through private or public offerings of common and/or preferred stock for cash and additional borrowings. No assurance can be given that the Company will succeed in obtaining sufficient financing for Red Hawk or, if unsuccessful, that it will raise sufficient cash to meet its obligations through the sale of securities or additional borrowings.

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


                                   AMERICAN RESOURCES AND
                                   DEVELOPMENT COMPANY
                                      (Registrant)



Date: November 20, 1997               By:/s/ Karl Badger
                                         ------------
                                         Karl Badger, President
                                         and Chief Executive Officer