Form 10QSB
period 1997-12-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1998-02-24
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly  Report  Under  Section 13  or  15(d) of the
         Securities Exchange Act of 1934


         For the quarterly period ended December 31, 1997;

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

            102 West 500 South
                Suite 318
            Salt Lake City, Utah                             84101
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code (801) 363-8961

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


     As of February 16, 1998, the Registrant had outstanding 1,878,706 shares of Common Stock.


           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Part I     Financial Information

Item 1:    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - December 31, 1997 and
 March 31, 1997................................................................1


Condensed Consolidated Statements of Operations - Nine months ended
 December 31, 1997 and 1996 and Three Months
 Ended December 31, 1997 and 1996..............................................3


Statements of Stockholders' Equity.............................................4


Condensed Consolidated Statements of Cash Flows - Nine months ended
 December 31, 1997 and 1996 and Three Months Ended
 December 31, 1997 and 1996....................................................5

Notes to Condensed Consolidated Financial Statements - December 31, 1997.......7


Item 2:    Management's Discussion and Analysis or Plan of Operation..........17


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

Item 4.    Submission of Matters to a Vote of Security Holders................19

Item 5.    Other Information .................................................19

Item 6.    Exhibits and Reports on Form 8-K...................................19

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Consolidated Balance Sheets


                                     ASSETS

                                                   December 31,     March 31,
                                                     1997             1997
                                                   (Unaudited)
                                                  ------------     ------------
CURRENT ASSETS
  Cash                                            $     76,166     $     47,850
  Marketable securities                                692,886             --
  Accounts receivable                                  131,522           41,349
  Real estate inventories                                 --            932,439
  Merchandise inventory                                581,169          291,169
  Notes receivable                                      75,000             --
  Prepaid and other current assets                      33,130           23,682
  Current portion of contract receivable                  --                472
                                                  ------------     ------------

      Total Current Assets                           1,589,873        1,336,961
                                                  ------------     ------------

PROPERTY AND EQUIPMENT

  Model home and condominiums                           46,200          133,954
  Furniture, fixtures and equipment                    181,828          146,412
  Vehicles                                              43,252           17,852
                                                  ------------     ------------

     Total depreciable assets                          271,280          298,218
     Less: accumulated depreciation                   (120,501)         (97,965)
                                                  ------------     ------------

      Net Property and Equipment                       150,779          200,253
                                                  ------------     ------------

OTHER ASSETS

  Land held for development                            246,000       11,475,016
  Goodwill                                             240,407          252,912
  Long-term portion of contract receivable                --             55,993
  Deposits                                               1,970            1,970
                                                  ------------     ------------


     Total Other Assets                                488,377       11,785,891
                                                  ------------     ------------


     TOTAL ASSETS                                 $  2,229,029     $ 13,323,105
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             December 31,     March 31,
                                                                1997            1997
                                                             (Unaudited)
                                                             ------------   -------------
CURRENT LIABILITIES
  Accounts payable                                          $    398,604    $  1,151,894
  Accrued expenses and other current liabilities                 659,929       1,108,635
  Current portion of notes payable)                              405,476       1,213,866
  Current portion of notes payable, related parties              377,337            --
  Current portion of capital lease obligations                    14,556          12,238
                                                             ------------   -------------

     Total Current Liabilities                                 1,855,902       3,486,633
                                                             ------------   -------------

LONG-TERM DEBT

  Commission payable                                                --            90,000
  Long-term portion of notes payable                                --         6,356,331
  Long-term portion of capital lease obligations                   4,262          13,394
  Notes payable, related parties                                 673,087         319,039
                                                             ------------   -------------

     Total Long-Term Debt                                        677,349       6,778,764
                                                             ------------   -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST (Note 1)                                          --              --
                                                             ------------   -------------

PREFERRED  STOCK,  par value  $0.001 per share; 100,000
  and 100,000 Series D shares; and 500,000 and -0- series
  E shares, issued and outstanding, respectively.                   --              --
                                                             ------------   -------------

STOCKHOLDERS' EQUITY
  Equity in investment                                           692,886            --
  Preferred stock, par value $0.001 per share: 10,000,000
   shares authorized; issued and outstanding: 102,220
   Series B shares, 150,000 Series C shares                          252             252
  Common stock, par value $0.001 per share: 125,000,000
   shares authorized; issued and outstanding: 1,868,486
   and 1,835,486 shares issued 1,707,666 and 1,674,666
   shares outstanding, respectively                                  868           1,835

  Additional paid-in capital                                   4,851,832      13,021,721
  Accumulated deficit                                         (5,851,060)     (9,966,100)
                                                             ------------   -------------

      Total Stockholders' Equity                                (304,222)      3,057,708
                                                             ------------   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  2,229,029    $ 13,323,105
                                                             ============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Statements of Operations

                                                Fort the Nine Months Ended   For the Three Months Ended
                                                        December 31,                December 31,
                                                    1997          1996          1997           1996
                                                    ----          ----          ----           ----
INCOME
  Sales - real estate                            $  411,126    $  274,000    $   77,815    $  113,000
  Sales - merchandise                               860,202          --         478,078          --
                                                 ----------    ----------    ----------    ----------

     Total Income                                 1,271,328       274,000       555,893       113,000


COSTS OF SALES

  Cost of sales  - real estate                      222,579       160,422        34,831        67,938
  Cost of sales - merchandise                       427,641          --         253,675          --
                                                 ----------    ----------    ----------    ----------

     Total Cost of Sales                            650,220       160,422       288,506        67,938
                                                 ----------    ----------    ----------    ----------

     Gross Profit                                   621,108       113,578       267,387        45,062
                                                 ----------    ----------    ----------    ----------



GENERAL AND ADMINISTRATIVE EXPENSES

  Depreciation and amortization                      39,475         2,912        12,311         1,038
  General expenses                                1,185,037     1,043,397       365,164       272,414
                                                 ----------    ----------    ----------    ----------

     Total General and Administrative Expenses    1,224,512     1,046,309       377,475       273,452
                                                 ----------    ----------    ----------    ----------

     Net Loss                                      (603,404)     (932,731)     (110,088)     (228,390)
                                                 ----------    ----------    ----------    ----------

  OTHER INCOME AND (EXPENSES)


  Interest income                                     2,265        35,026          --           9,798
  Other Income                                       56,205        15,892         1,462         6,641
  Gain on sale of assets                             63,712       191,101        63,712        13,323
  Interest expense                                  (91,606)      (18,880)      (37,082)       (5,850)
                                                 ----------    ----------    ----------    ----------

     Total Other Income and (Expenses)               30,576       223,139        28,092        23,912
                                                 ----------    ----------    ----------    ----------

  Net (Loss) Before Income Tax and
    Minority Interest                              (572,828)     (709,592)      (81,996)     (204,478)
  Minority Interest (Note 1)                           --            --            --            --
                                                 ----------    ----------    ----------    ----------

  Net Loss Before Income Tax                       (572,828)     (709,592)      (81,996)     (204,478)
  Less:  Provisions for (Income Tax)                   --            --            --            --
                                                 ----------    ----------    ----------    ----------


NET LOSS                                           (572,828)     (709,592)   $  (81,996)   $ (204,478)
                                                 ==========    ==========    ==========    ==========

LOSS PER SHARE                                    $    (.31)         (.39)   $     (.04)         (.11)
                                                 ==========    ==========    ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                            Statements of Stockholders' Equity


                                                                                                       Additional
                                         Common Stock               Preferred Stock        Paid-in     Equity in      Accumulated
                                     Shares         Amount       Shares          Amount    Capital     Investment       Deficit


Balance, March 31, 1996            1,835,486    $     1,835       252,220   $       252   $11,910,212          --      $(8,941,298)

Capital contributions by stock
 issuances of a subsidiary              --             --            --            --       1,111,509          --             --

Net loss                                --             --            --            --            --            --       (1,024,802)
                                 -----------    -----------   -----------   -----------   -----------   -----------    -----------

Balance, March 31, 1997            1,835,486          1,835       252,220           252    13,021,721          --       (9,966,100)


Stock issuance of a
subsidiary for payment
of interest                             --             --            --            --         143,166          --

Common stock issued for
  services (Unaudited)                33,000             33          --            --          87,627          --

Expense recognized for vested
  stock options                                                                                 5,833

Elimination of GVI equity
  balances                                                                                 (8,406,498)                   4,687,868

Equity in GVI investment                                                                                    692,886

Net loss (Unaudited)                                                                                                      (572,828)


Balance, December 31, 1997
 (Unaudited)                     $ 1,868,486    $     1,868   $   252,220   $       252   $ 4,851,849   $   692,886     (5,851,060)
                                 ===========    ===========   ===========   ===========   ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                      Consolidated Statements of Cash Flows





                                                         For the Nine Months Ended  For the Three Months Ended
                                                                 December 31,              December 31,
                                                             1996          1997         1996           1997
OPERATING ACTIVITIES
  Net Income (Loss)                                       $(572,828)    $(709,592)     $(81,996)     $(204,478)
  Adjustments to reconcile net income to
   net cash provided by operating activities,
   net effect of GVI merger:

    Depreciation and amortization                            39,475         2,912        12,311         1,038

    Common stock issued for services and interest            85,000           --         55,000           --

  Changes in operating assets and liabilities:

    (Increase) Decrease in inventory                       (110,692)        7,610       187,045       113,000

    (Increase) Decrease in notes and accounts
     receivable                                            (165,172)       19,625      (129,401)       24,250

    (Increase) Decrease in other current assets               2,069        59,024           --         58,024

    Increase (Decrease) in accounts payable                 144,975        47,818        37,394         8,852

    Increase (Decrease) in other current liabilities        258,768       262,210        51,988       189,053
                                                      --------------------------------------------------------


    Net Cash Provided (Used) by Operating Activities      (318,405)      (130,958)      (47,094)      189,739
                                                      --------------------------------------------------------



INVESTING ACTIVITIES

  Reduction in cash from GVI merger                        (10,047)           --        (10,047)          --

  Purchases of property and equipment                      (53,272)        (9,608)      (42,049)       (3,620)

  Investment in land held for development                 (417,892)    (3,498,966)      (47,631)   (2,196,360)
                                                      --------------------------------------------------------



     Net Cash Provided (Used) by Investing Activities     (481,211)    (3,508,574)      (99,727)   (2,199,980)
                                                      --------------------------------------------------------

FINANCING ACTIVITIES

  Preferred stock of subsidiary redeemed                       --         (12,500)         --         (12,500)

  Stock offering costs                                         --        (209,000)         --        (209,000)

  Payments on long-term debt and capital
   lease obligations                                        (63,390)     (736,342)       (2,220)     (235,628)

  Common stock of subsidiary issued for cash                   --       1,046,521          --            --

  Long-term borrowings                                      309,937     2,833,805        85,000       275,000

  Contributions from subsidiary
  Borrowings from related parties                           581,385          --         100,046          --
                                                      --------------------------------------------------------


  Net Cash Provided (Used) by Financing Activities          827,932     2,922,484       182,826       235,872
                                                      --------------------------------------------------------


INCREASE (DECREASE) IN CASH                                  28,316      (717,048)       36,005    (1,774,369)

CASH, AND CASH EQUIVALENTS, BEGINNING OF PERIOD              47,850       790,744        40,161     1,848,065
                                                      --------------------------------------------------------

CASH, AND CASH EQUIVALENTS, END OF PERIOD                 $  76,166    $   73,696    $   76,166    $   73,696
                                                      ========================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                          Consolidated Statements of Cash Flows (Continued)



                                          For the Nine Months Ended
                                                 December 31,
                                         1997                    1996

CASH PAID FOR
  Interest                           $        91,606       $         18,880
  Income taxes                       $          --         $           --

NON CASH FINANCING ACTIVITIES
  Common stock issued for services   $        85,000       $           --
















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             December 31, 1997 and 1996



NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

           A. Quarterly Financial Statements

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's fiscal 1997 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

           B.  Organization

           American Resources and Development Company (the Company) was formed as a Utah company on March 31, 1983 under the name Leasing Technologies Incorporated for the purpose of leasing equipment. The Company has significantly increased its investing activities which include startup companies, real estate development, and/or other projects. Operations include related and non related party transactions. In March 1997, the shareholders of the Company approved a name change to American Resources and Development Company. In addition, the shareholders also approved a reverse split of its common stock on a 1 share for 20 share basis. The accompanying consolidated financial statements reflect this reverse split retroactively.

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

           Depreciation is computed using the declining-balance method over the estimated useful life of the assets (usually three years, except five years for leasehold improvements).


           D.  Net Loss Per Common Share

           Net loss per common share is computed based on the weighted average number of common shares outstanding during the period. The common stock equivalents are anti-dilutive and, accordingly, are not used in the net loss per common share computation.

           In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (SFAS 128), which is required to be adopted on December 31, 1997. SFAS 128 requires a change in the method currently used to compute earnings per share and to restate all prior periods to disclose diluted net income per common share in addition to its current basic net income per common share. Basic net loss per common share and diluted net loss per common share amounts, calculated in accordance with SFAS 128, were $.04 and $0.11 for the third quarters ended December 31, 1997 and 1996, and $.31 and $.39 for the nine months ended December 31, 1997 and 1996, respectively.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             December 31, 1997 and 1996



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

           In the normal course of business the Company extends credit to its customers.

           H. Principles of Consolidation

           The accompanying consolidated financial statements include American Resources and Development Company (formerly Leasing Technologies
           Incorporated) and its subsidiaries, Golf Ventures, Inc. (GVI), Fan-Tastic, Inc. (FTI), and Finally Communities, Inc. (FCI). GVI is not included in the consolidated balance sheet as of December 31, 1997 because of its merger with U.S. Golf Communities (see Note 2.)

           All significant intercompany transactions have been eliminated in the consolidated financial statements.

           I. Inventories

           Inventories are stated at the lower of cost or market using the first-in, first-out method.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             December 31, 1997 and 1996



NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           J. Profit Recognition and Capitalization of Costs Related to Real Estate


           Income on real estate is recognized in accordance with the provisions of FASB-66. Revenue and profits from the sale of land and other real estate have been recognized using the full accrual method for all periods presented. As such, each sale has been determined to have been consummated, with the buyers initial and continuing investment determined to show adequate demonstration of commitment to pay. In addition, all outstanding remaining receivables related to these transactions are not subject to the future subordination and the Company no longer has a substantial continuing involvement with the property with the buyer substantially assuming the usual risks and rewards of ownership of the property.

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


           K. Revenue Recognition for Franchise Operations

           Franchise fees are recognized as revenue when all material services relating to the sale have been substantially performed by FTI. Material services relating to the franchise sale include assistance in the selection of a site and franchisee training.

           L. Goodwill

           Goodwill resulting from the acquisition of FTI are amortized using the straight-line method over a 15 year period.



NOTE 2.    MERGER OF GOLF VENTURES, INC..

           In November 1997 Golf Venture, Inc. merged with U.S. Golf Communities. U.S. Golf Communities is the controlling company in this merger and subsequent to the merger the combined company's name will be changed to Golf Communities of America (GCA). This merger resulted in a less than 20% American Resources's ownership in GVI. Therefore, subsequent to the merger the Company's investment in GVI is reflected as an investment in accordance with Financial Accounting Standards Board Statement No. 121. Pro forma results of operations if the GVI merger would have occurred at the beginning of fiscal 1997 would resulted in a decrease in net loss of $170,501 and $685,917 for the nine months ended December 31, 1997 and year ended March 31, 1997 respectively, and $.09 and $.37 per share for the same periods. The following pro forma balance sheet reflects the effect of this merger.



                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Unaudited Pro Forma Consolidated Balance Sheet
                                          December 31, 1997


                                           Consolidation                  Balance Sheet
                                              Prior to         GVI            After
                                               Merger      Adjustments      GVI Merger
                                               ------      -----------      ----------
CURRENT ASSETS

Cash                                         $  86,213     $  (10,047)     $  76,166

Marketable securities                             --          692,886        692,886

Accounts receivable                            131,522           --          131,522

Inventory, real estate                         753,131       (753,131)          --

Inventory, merchandise                         581,169           --          581,169

Notes receivable                                75,000           --           75,000

Prepaid and other current assets                33,130           --           33,130

Current portion of contract receivable           1,955         (1,955)          --
                                            ----------------------------------------

Total Current Assets                         1,662,120        (72,247)     1,589,873



PROPERTY AND EQUIPMENT


Model home and condominiums                    180,988       (134,788)        46,200

Furniture, fixtures and equipment              197,284        (15,456)       181,828

Vehicles                                        43,252           --           43,252
                                            ----------------------------------------

Total depreciable assets                       421,524       (150,244)       271,280

Less: accumulated depreciation                (124,936)         4,435       (120,501)
                                            ----------------------------------------

Net property and equipment                     296,588       (145,809)       150,779



OTHER ASSETS


Land held for development                   12,132,908    (11,886,908)       246,000

Goodwill                                       240,407           --          240,407
Long-term portion of contract receivable
                                                55,993        (55,993)          --

Deposit                                          1,970           --            1,970
                                            ----------------------------------------

     Total Other Assets                     12,431,278    (11,942,901)       488,377
                                            ----------------------------------------

     TOTAL ASSETS                          $14,389,986   $(12,160,957)    $2,229,029
                                            ========================================






                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Unaudited Pro Forma Consolidating Balance Sheet
                                          December 31, 1997
                                             (Continued)
                                               Consolidation                  Balance Sheet
                                                 Prior to           GVI          After
                                                  Merger        Adjustments    GVI Merger
                                                  ------        -----------    ----------
CURRENT LIABILITIES


Accounts payable                                $1,296,869     $ (898,265)      398,604
Accrued expenses and other current
liabilities                                      1,367,403       (707,474)       659,929

Current portion of notes payable                 1,309,400       (903,924)       405,476
Current portion of notes payable, related
parties                                            377,337           --          377,337

Current portion of capital lease obligations        14,556           --           14,556
                                             -------------------------------------------

Total Current Liabilities                        4,365,565     (2,509,663)     1,855,902



LONG-TERM DEBT

Long-term portion of notes payable               6,550,550     (6,550,550)          --
Long-term portion of capital lease
obligations                                          4,262           --            4,262

Notes payable, related parties                     748,087        (75,000)       673,087

      Total Long-Term Debt                       7,302,899     (6,625,550)       677,349


MINORITY INTEREST

PREFERRED STOCK

STOCKHOLDERS' EQUITY

Preferred stock                                        252           --              252

Common stock                                         1,868           --            1,868

Equity in investments                                 --          692,886        692,886

Additional paid-in capital                      13,258,330     (8,406,498)     4,851,832

Accumulated deficit                            (10,538,928)     4,687,868     (5,851,060)
                                             -------------------------------------------

Total Stockholders' Equity                       2,721,522     (3,025,744)      (304,222)
                                             -------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 14,389,986   $(12,160,957)  $  2,229,029
                                             ===========================================



NOTE 3 -      LAND HELD FOR DEVELOPMENT


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             December 31, 1997 and 1996


NOTE 3 -      LAND HELD FOR DEVELOPMENT (CONTINUED)


           For the year ended March 31, 1997, the Company capitalized $1,093,468 in construction period interest costs. The cost of the land is less than the estimated net realizable value of the land.


NOTE 4 -      NOTES PAYABLE


           Notes payable are comprised of the following:

                                                                                  December 31,    March 31,
                                                                                     1997           1997
                                                                                  (Unaudited)
              Convertible subordinated debentures,
                due June 30, 1996 bearing interest at
                12% per annum.  Interest payable
                quarterly, secured by land                                         $  185,000   $  185,000


              Promissory note payments through August
                15, 2016 at $30,524 per year including
                interest at 10% per annum                                                --        201,890


              Trust deed note payable, secured by land
               Interest accrued at 8% per annum.  Payable
               $100,000 per year plus the accrued interest
               for that year                                                             --        355,890


              Note payable, unsecured, bearing interest at 12%,
               payable in monthly installments of $13,193, plus
               interest                                                                79,160      105,546

              Trust deed note, secured by land and 50,000  shares of the
               Company's common stock. Interest accrued at 15% per annum
               Principal and interest due May 31, 1995.  However, the note holder has not demanded full payment and is
               accepting partial payments                                                --         80,575


              Promissory  note  secured  by land.  Interest  accrued  at 10% per annum, payable in shares of the Company's common stock. $120,000 plus a percentage of the proceeds of lot sales payable  annually beginning on February 1, 1991 through  February 1, 1997 at which time the balance will be due as a balloon  payment.  $2,000 from
                each Red Hawk lot sale also applies to the note                          --        646,502
                                                                                   ----------   ----------

              Balance forward                                                      $  264,160   $1,575,403
                                                                                   ----------   ----------

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             December 31, 1997 and 1996


NOTE 4 -      NOTES PAYABLE (CONTINUED)


                                                                                   December 31,   March 31,
                                                                                      1997          1997
                                                                                   (Unaudited)


              Balance forward                                                      $  264,160   $1,575,403


              Promissory note secured by land, bearing interest  at 10.5%.
               Interest payable monthly with principal and any accrued interest
               payable in full on June 10, 1999                                          --      3,440,805


              Purchase  contract and note secured by land,  bearing  interest at
               10%.  Monthly  installments  of $25,000  due through May 15, 1998
               with remaining principal and accrued interest due in full                 --      2,246,823


              Mortgage note payable secured by real estate
                bearing interest at 11.5%.  Due in monthly
                installment of $911                                                      --         90,915


              Mortgage note payable secured by real estate
                bearing interest at 8.125%.  Due in monthly
                installments of $919                                                     --        116,800


              Mortgage note payable secured by real estate
                bearing interest at 8.125%.  Due in monthly
                installments of $879                                                     --         99,451

              Promissory note secured by GVI stock, bearing
                interest at 12%.  Interest due monthly with the
                entire balance due on April 24, 1998                                   85,000         --


              Mortgage note payable secured by real estate
                bearing interest at 9.5%.  Due in monthly
                Installments of $191                                                   19,867         --


              Mortgage note payable secured by real estate
                bearing interest at 10.5%.  Due in monthly
                installments of $207, balance due in 59 months                         20,010         --


              Promissory note secured by vehicle, bearing
                interest at 11%.  Due in monthly installments
                of $405                                                                16,439         --
                                                                                   ----------   ----------


              Subtotal                                                                405,476    7,570,197

              Less current portion                                                    405,476    1,213,866
                                                                                   ----------   ----------


              Long-term portion                                                    $     --     $6,356,331
                                                                                   ==========   ==========

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
           Notes to the Consolidated Financial Statements (Continued)

                             December 31, 1997 and 1996


NOTE 4 -      NOTES PAYABLE (CONTINUED)


              Maturities of long-term debt are as follows:


   March 31,    1998                   $      405,476    $      1,213,866
                1999                             --             2,282,797
                2000                             --             3,557,065
                2001                             --                73,718
                2002                             --                19,559
                Thereafter                       --               423,192

                                       ----------------    ----------------

                                       $      405,476    $      7,570,197

                                       ================    ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             December 31, 1997 and 1996


NOTE 5 -      NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties are comprised of the following:

                                                             December 31,  March 31,
                                                                  1997       1997
Note payable to a shareholder secured by assets of
 the Company.  Interest payable  monthly at 12% with monthly principal  payments of $9,428  beginning April 1, 1998
 until paid in full                                            $358,000   $ 50,000

Note payable to a shareholder secured by assets
of the Company.  Interest payable monthly at 18% with no
stated principal payments required                              137,725       --

Note payable to a shareholder at 12% interest secured
by assets of the Company.  The balance was in default as of
December 31, 1997 and new payment terms are
currently being negotiated                                       67,485       --

Notes payable to the 20% stockholders of FTI (Includes 2
officers and directors. Interest rates average 9.5%.
No stated principal payments are required.                      262,214    269,039

Note payable from Finally Communities  to a company
in which an officer of Finally Communities has
ownership.  Finally Communities is currently in default
on this note and new payment terms are currently being
negotiated                                                      225,000       --

Less current portion                                            377,337       --
                                                               --------   --------

              Long-term portion                                $673,087   $319,039
                                                               ========   ========

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
                                                 ============


           The Company delivered to the seller, 150,000 shares of authorized but previously unissued Series C preferred stock, which for the purpose of the agreement were valued at $5.00 per share or a total of $750,000. The shares of Series C preferred stock may be redeemed by the Company at any time prior to September 3, 1997, by the Company paying to the seller or its assigns, the sum of $5.50 cash per share if redeemed within 12 months from the date hereof; $6.00 cash per share if redeemed between 12 and 24 months from the date hereof; and $6.50 if redeemed between 24 and 36 months from the date hereof; and $7.00 cash per share if redeemed between 36 and 48 months from the date hereof; and $7.50 cash per share if redeemed within 48 and 60 months from the date hereof. Prior to the Company redeeming the preferred shares to be issued to the seller hereunder and prior to the third day of September, 1997, the seller will have the right to convert any remaining shares of preferred stock into shares of the Company's common stock at the rate of 5 shares of common stock for each share of preferred stock converted. The obligation for Series C Preferred Stock was previously assumed by Golf Ventures, Inc. However, because the Series C Preferred Stock was never legally transferred to Golf Ventures, the Company is contingenly liable for this stock.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             December 31, 1997 and 1996


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

           CLASS E:


           As discussed in Note 9, the Company issued 500,000 shares of Series E preferred stock in exchange for 100% of the issued and outstanding common stock of FCI. 25,000 shares of the preferred stock are immediately convertible into 25,400 shares of common stock. The balance of the preferred shares will be convertible into common stock in the proportion of actual net profits of FCI to $5,000,000 for the two years ended March 31, 1999. The Series E preferred shares have no voting rights or dividends.


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             December 31, 1997 and 1996

NOTE 8 - STOCK OPTIONS

In August 1997 the Company's Board of Directors approved the 1997 American Resources and Development Company Stock Option Plan (Option Plan). Under the Option Plan, 500,000 shares of the Company's common stock are reserved for issuance to Directors and employees. Options are granted at a price and with vesting terms as determined by the Board of Directors. In October 1997 the Board of Directors granted options to purchase 140,000 shares of stock at $2.00. These options are exercisable beginning March 31, 1998, over staggered periods and expire after ten years. Compensation expense of $1,458 per month will be recognized for 40,000 of the options issued over a 4 year vesting period and $1,458 per month will be recognized for 100,000 of the options over a 10 year vesting period.

In December 1997 the Board of Directors granted options to purchase 39,000 shares of stock at $2.00. These options are exercisable beginning March 31, 1998, are exercisable over staggered periods and expire after ten years. No compensation expense was recognized as the option price was greater than the fair market value of the stock at the date of the option grant.

Pro forma net income and net income per common share was determined as if the Company had accounted for its employee stock options under the fair value method of Statement of Financial Accounting Standards No. 123.

Pro forma expense in year 1 would be $30,904 and $5,646 in year 2 and 3, respectively with an increase in pro forma expenses per shar of $.016 cents in year 1 and $.003 in years 2 and 3.

For the pro forma disclosures, the options' estimated fair value was amortized over their expected ten-year life. The fair value for these options was estimated at the date of grant using an option pricing model which was designed to estimate the fair value of options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted-average assumptions were used to estimate the fair value of these options.

     ---------------------------------------------------------------------
                                               1997
     Expected dividend yield                     0%
     Expected stock price volatility            70%
     Risk-free interest rate                   6.5%
     Expected life of options (in years)        10
     ---------------------------------------------------------------------


NOTE 9 -      ACQUISITIONS

           As discussed in Note 6, the Company acquired 80% of the issued and outstanding common stock of Fan-Tastic, Inc. (FTI) in exchange for the issuance of 100,000 shares of the Company's Series D preferred stock. FTI is a franchiser and owner of retail entertainment and sports stores doing business as Fan-A Mania. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The acquired interest was valued at $252,912, which represents liabilities assumed in excess of assets acquired which has been reflected as goodwill. In addition, the FTI acquisition involves contingent consideration based on FTI achieving specified earnings (see Note 6). The additional cost of contingent consideration shall be recognized in the period that the contingency is resolved. However, in the calculation of earnings per share, amortization of an estimated contingent amount is considered. Assuming earnings of $700,000 by FTI over the three year contingent period $1,000,000 of additional goodwill would be recorded which would result in additional amortization of $66,667, or 3.5 cents per year over 15 years. The former shareholders of FTI received options to purchase 150,000 shares of common stock at $2.00 per share. These options shall vest on June 30, 1999 if net income of FTI for the two-year period ended March 31, 1999 equals or exceeds $550,000. These options expire on June 30, 2000. No value was recorded for these options because of the contingency involving future earnings.



           In May 1997, the Company issued 500,000 shares of Series E preferred stock in exchange for 100% of the issued and outstanding common stock of Finally Communities, Inc. (FCI) FCI is a new corporation with no prior operations organized to develop and sell vacation ownership interest in various resorts initially located in the State of
           Arkansas and develop and market other new vacation products. An unrelated party will serve as president of the new corporation and will receive 500,000 shares of the Company's newly issued Series E convertible preferred stock with 25,400 of those preferred shares immediately convertible into common stock of the Company. The balance of the preferred shares will be convertible into common stock in the proportion of actual net profits of FCI to $5,000,000 for the two years ended March 31, 1999.. The additional cost of contingent consideration shall be recognized in the period that the contingency is resolved. However, in the calculation of earnings per share, amortization of an estimated contingent amount is considered. Assuming earnings of $500,000 by FCA over the two year contingent period and a stock value of $3.00 per share $150,000 of additional goodwill would be recorded which would result in additional amortization of $10,000 or .5 cents per year over 15 years


NOTE 10 - GOING CONCERN


           The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The merger of the Company's former subsidiary, GVI, provided substantial debt relief. At December 31, 1997 the Company's current ratio was approximately 84 current assets to 1 current liabilities. Management intends to improve its financial structure and provide operating capital through the conversion of debt and preferred stock, private placement of the Company's common stock, and sale of the Company's investment in GVI. There is no assurance that the Company will be able to obtain sufficient funds from other sources as needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.


NOTE 11 -     SUBSEQUENT EVENTS


           From time to time since December, 1992, there have been intercompany transactions between American Resources and Development Company
           (hereinafter "ARDCO") and Golf Ventures, Inc. (hereinafter "GVI"). These transactions have included the exchange of funds, services rendered by employees and the exchange of other assets. At the time of these transactions, no formal determination was made by the Companies whether these transactions constituted debt or equity transactions. The Company and GVI are currently negotiating a settlement of all past intercompany transactions and to compensate the Company for services rendered in assisting with the merger of GVI with a major golf resort developer. If consummated, the Company would receive additional shares of GVI stock.


In December 1997, the Company entered into a letter of intent for the purchase of a screen printing and embroidery company ("the Printing Company"). Under terms of the letter of intent, the Company would purchase this company through issuance of $2.3 million of its common stock, cash payments of $300,000 which will be used for the company's operations and assumption of capitalized leases of approximately $75,000. Seventy-five thousand of the cash payment had been advanced to this company at December 31, 1997 in the form of a note receivable. Two thirds of the stock subject to issuance will be subject to earnout consideration. The success of this purchase is subject to negotiating terms of a definitive purchase agreement and completion of final due dilignece.

Item 2. Management's Discussion and Analysis or Plan of Operations


RESULTS OF OPERATIONS


For the nine months ended December 31, 1997, compared to the nine months ended December 31, 1996:

                 Total revenue for the nine months ended December 31, 1997 increased $997,328 over the comparable period in 1996. Fan-Tastic and Finally Communities, contributed $860,202 and $51,007, respectively of this increase as new subsidiaries of the Company. The remaining increase of $86,129 was due to additional real estate lot sales for Golf Ventures. The sales increase for Golf Ventures was primarily due to additional inventory becoming available as a result of additional funds provided by a lender.

                 Gross profit increased $507,530 due to the increase in sales. Fan-Tastic had a gross profit of $432,561 or 51% of sales, on its retail sales of $780,702 and franchise fees and royalties of $79,500. Gross profit from real estate sales was $188,547 for the nine months ended December 31, 1997 or 45.9% of total sales as opposed to 42.5% for the prior comparable period.

                 General and administrative expenses increased by $143,536 or 14% for the nine months ended December 31, 1997 as compared to the nine months ended December 31, 1996. This increase was due to the Company's new subsidiaries, Fan-Tastic and Finally Communities, general and administrative expenses of $206,371 for the nine months ended December 31, 1997.

                   The Company had a net gain on other income and expenses of $30,576 compared to $223,139 for the nine months ended December 31, 1997 and 1996, respectively. This decrease in net gain was primarily due to a $191,101 gain on sale of assets in a subsidiary in 1996 as opposed to a $63,712 gain in the comparable period in the six months ended December 31, 1997 and interest expense of $91,606 compared to $18,880 for the nine months ended December 31, 1997 and 1996, respectively.

                   The Company experienced a net loss of $572,828 for the nine months ended December 31, 1997 compared with a net loss of $709,592 in the comparable 1996 period. The loss for the three months ended December 31, 1997 was $81,996 as opposed to the loss of $204,478 for the three months ended December 31, 1997. The larger loss for the three months ended December 31, 1996 was primarily due greater earnings from Fan-Tastic of $20,218 due to holiday season sales with no comparable earnings in the three months ended December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES


                   At December 31, 1997, the Company had total assets of $2,229,029, total liabilities of $2,533,251 and total stockholders equity of $(301,222) compared with total assets of $13,323,105, total liabilities of $10,265,397 and total stockholders equity of $3,057,708 at March 31, 1997. The significant changes in assets, liabilities and stockholders equity is due to the merger of the Company's former consolidated subsidiary, Golf Ventures, Inc., with U.S. Golf Communities. As a result of this merger the Company no longer includes Golf Ventures in its consolidation. The merger of the Company's former subsidiary, GVI, provided substantial debt relief. At December 31, 1997 the Company's current ratio was approximately 84 current assets to 1 current liabilities. Management intends to improve its financial structure and provide operating capital through the conversion of debt and preferred stock, private placement of the Company's common stock and sale of the Company's investment in GVI. In addition, the Company will need to raise additional capital to successfully complete its purchase of a screen printing and embroidery company (see note 11 of the financial statements.) The Company plans on obtaining these funds through private placement of the Company's common stock and sale of the Company's investment in GVI. There is no assurance that the Company will be able to obtain sufficient funds from other sources as needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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


                                   AMERICAN RESOURCES AND
                                   DEVELOPMENT COMPANY
                                      (Registrant)




Date: February 20, 1998       By:  /s/Tim Papenfuss
                                   ------------
                                   Tim Papenfuss
                                   Chief Financial Officer