Form 10KSB/A
period 1997-03-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1998-04-30
CIK 812555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-KSB/A2nd



         Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended March 31, 1997, or

         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition period from ________________ to ____________________

                         Commission file number 0-18865


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                   ------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


              Utah                                     87-0401400
              ----                                     ----------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)


102 West 500 South, Suite 318, Salt Lake City, Utah                   84101
-----------------------------------------------------------------------------
    (Address of Principal Executive Offices)                        (Zip Code)

                                  (801)363-8961
                                  -------------
                (Issuer's Telephone Number, Including Area Code)


              Securities registered under Section 12(b) of the Act:

      Title of each class       Name of each Exchange on which Registered
      -------------------       -----------------------------------------
              None                               ------

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---

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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of April 6, 1998, was $ $1,095,838.

         The number of shares outstanding of the issuer's common equity, as of April 6, 1998, was 1,890,481 shares.


         Transitional Small Business Disclosure Format:
Yes              No      X
     -------         ---------

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS                                              1

ITEM 2.  DESCRIPTION OF PROPERTY                                              4

ITEM 3.  LEGAL PROCEEDINGS                                                    4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  5


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             5


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION                                                         6

ITEM 7.  FINANCIAL STATEMENTS                                                11


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                            11

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   11

ITEM 10. EXECUTIVE COMPENSATION                                              13

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      15

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    16

         The information contained in this second amended Form 10-K for the fiscal year ended March 31, 1997, is as of the latest practicable date except for financial information which relates to the fiscal year.


                                     PART I


Item 1.  Description of Business.

GENERAL

         American Resources and Development Company ("ARDCO" or the "Company") was incorporated under the laws of the State of Utah on March 13, 1983, under the name of Leasing Technology, Incorporated. In March, 1997 the Company changed its name to American Resources and Development Company. The Company, through various subsidiaries, owns an interest in a franchisor and owner of retail entertainment and sports stores, and an investment in a regional developer and management provider of golf courses and related developments. When used throughout this report, the Company shall include the subsidiaries unless the context indicates otherwise. In addition to the above businesses, the Company is actively reviewing other acquisition possibilities wherein the Company could acquire an interest in products, properties, technologies and/or businesses believed by management to hold potential for profit. The nature of any acquisition and the manner of any acquisition cannot be determined at the present time and will be subject to the business judgment of management of the Company. There is no assurance that the Company will be able to acquire any interest in any other product, property, technology, or business.

         The Company's present executive offices are located at 102 West 500 South, Suite 318, Salt Lake City, Utah 84101 and its telephone number is (801) 363-8961. As of April 6, 1998, the Company had twenty-two (22) full time equivalent employees. On March 27, 1997, the Company effected a 1 for 20 reverse stock split of its common stock.

FAN-TASTIC, INC.

In March, 1997, the company acquired 80% of the outstanding shares of Fan-Tastic, Inc., (Fan-Tastic) a Utah Corporation. Fan-Tastic is a franchiser and owner of retail entertainment and sports stores, dba Fan-A-Mania, based in regional shopping malls. As of April 6, 1998, Fan-Tastic owned 6 of its own stores (2 in Utah and 4 in Oregon) and 9 franchisees (Utah, Wyoming, Pennsylvania, Texas, Barbados, Canada and Japan). Fan-Tastic opened its first Fan-A-Mania store in October, 1995, with the purpose of taking advantage of the high growth and popularity of licensed entertainment and sports products.

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

         International Franchising

         Fan-Tastic's marketing efforts have also resulted in international interest in the concept, with a first store opening in Bridgetown, Barbados, in December, 1996, and the signing of a master franchise agreement with a Japanese company that opened its first store in December 1997 January 1998. Management of Fan-Tastic believes a strong area of growth will be in the international market due to the growing interest in American entertainment and sports in the global marketplace.

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

         Employees

         As of April, 1998, Fantastic had 21 full time equivalent employees.

GOLF VENTURES, INC.

         As of April 6, 1998, the Company owned 502,746 shares of common stock of Golf Ventures, Inc. (hereinafter "GVI"), a publicly held Utah corporation. As of April 6, 1998, such shares represent approximately 5.3% of the issued and outstanding common stock of GVI. This percentage is prior to the conversion of U.S. Golf Communities Preferred Stock, which upon conversion will reduce the Company's holdings to approximately 1.4% of the issued and outstanding Common Stock of GVI. In addition, in connection with GVI's merger with U.S. Golf Communities, Inc. described below, and to resolve all intercompany transactions between the Company and GVI since 1992, GVI, in July 1997, issued the Company 823,343 shares of common stock. Subsequently, GVI converted such shares to their own use but agreed to issue the Company 715,000 shares of common stock. However, GVI has now refused to honor such commitment and the Company is now deciding whether to seek legal recourse.

         Until  December,   1997,   GVI's  assets  consisted  of  the  Red  Hawk
International Golf & Country Club (hereinafter "Red Hawk"), Cotton Manor, and Cotton Acres, real estate developments located near St. George, Utah.

         On November 25, 1997, GVI announced that it had completed a merger with U.S. Golf Communities, Inc. ("U.S. Golf Communities"), an Orlando based group of affiliated companies principally engaged in the acquisition, development and operations management of public, private and resort golf properties and adjacent residential real estate throughout the United States. The transaction was structured as a reverse merger with the assets of U.S. Golf Communities being merged into GVI in exchange for the issuance by GVI of convertible preferred stock to the current owners of U.S. Golf Communities. GVI issued sufficient shares of preferred stock to the shareholders of U.S. Golf Communities so that when converted, such shareholders would own approximately 81% of the outstanding common stock of GVI.

         Additional information regarding the business of GVI can be found in GVI's reports filed with the Securities and Exchange Commission. Since the Company has no control over GVI, its interest in GVI after November 25, 1997, is that of a passive shareholder.

FINALLY COMMUNITIES, INC.

         On March 22, 1998, the Company sold its shares in Finally Communities, Inc. to William R. Vowell in exchange for the return of the stock previously issued to Mr. Vowell.

POTENTIAL ACQUISITIONS

         On December 26, 1997, the Company signed a Letter of Intent with respect to the acquisition of Pacific Printworks, Inc. ("PPI"). PPI is active in the contract screenprinting and embroidery business. Current negotiations would provide for the purchase of one hundred percent (100%) of the outstanding common stock of PPI, through issuance by the Company of $2.3 million of its common stock, and the loan to PPI of funds in the amount of $300,000.00. Two-thirds of the stock issued will be subject to earnout consideration. The funds loaned will be used for PPI's operations and for the assumption of capitalized leases of approximately $175,000.00. The Company had advanced one hundred forty-five thousand dollars ($145,000.00) to PPI on or before April 6, 1998, in the form of a note receivable. The Letter of Intent with PPI remains subject to Board of Director approval, negotiating and signing a definitive stock purchase agreement by PPI shareholders, due diligence by all parties to the agreement, and other customary conditions. There can be no assurance that the Company will be able to complete this, or any other acquisition.

         On March, 17, 1998, the Company signed a Letter of Intent to acquire one hundred percent (100%) of the outstanding common stock of Quade, Inc. Under the terms of the Letter of Intent, the owner of Quade would receive $3.2 million in Company stock; 5% of this stock would be issued at the acquisition date and the remaining stock would be issued over the subsequent 3 years based on contingent earnout consideration. The Company would also pay $100,000.00 on the date of acquisition to former partners of Quade, Inc., and an additional

$500,000.00 is payable to Quade's former partners from guaranteed sub-licensee royalties, even in the event no sub-licensee royalties are paid. The Company is also obligated to provide an additional $200,000.00 to Quade for working capital purposes. In 1997, Quade, Inc., acquired from the U.S. Polo Association ("US Polo") the exclusive master licenses rights to the US Polo name for the United States and Canada. For the last year Quade, Inc., has been developing this property including bringing on four sub-licensees, and serving as licensee for knit tops including t-shirts, fleece and polo shirts. The Letter of Intent with Quade, Inc. is subject to negotiating and signing a definitive stock purchase agreement with the shareholders of US Polo, receiving Board of Director approval, the performance of due diligence by all parties to the agreement, and other customary conditions. There can be no assurance that the Company will be able to complete this, or any other acquisition.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         No  information  is  presented  as to  industry  segments.  The Finally
Communities acquisition occurred in May, 1997, and the Fan-Tastic acquisition occurred in March, 1997. The assets, equity, and operations of Fan-Tastic are each respectively less than 10% of the Company's, and not material for separate industry segment disclosure. Reference is made to the statements of operations included herein in response to Part II, Item 7 of this Form 10-KSB/A for a statement of the Company's revenues and operating profit (loss) for the past two fiscal years.

Item 2.  Description of Property.

The Company's executive offices are located at 102 West 500 South, Suite 318, Salt Lake City, Utah 84101. This office facility consists of approximately 1,100 square feet. The Company is paying $1,016 per month for the space on a month-by-month basis.

Fan-Tastic leases an office and warehouse space in Salt Lake City, Utah, and leases retail space for its six stores. Lease commitments from fiscal 1998 through fiscal 2004 are $150,241, $154,730, $161,453, $118,887, $77, 317, and
$30,216.

Item 3.   Legal Proceedings.

         No material legal proceeding is pending at this time.

         On December 18, 1997, the Securities and Exchange Commission (hereinafter the "Commission") filed a civil enforcement action complaint, 2:97CV 0963K in the United States District Court for the district of Utah, Central Division, against George Badger, former president of the Company, Karl Badger, president of the Company, and others, alleging violations of the general anti-fraud provisions of the federal securities laws. The complaint alleges that George Badger directed a scheme to manipulate the market for securities issued by GVI through payments to various broker-dealers and registered representatives. The complaint alleges that Mr. Karl Badger arranged for some of these payments. The complaint seeks a permanent injunction against future violations of the federal securities laws, a court order prohibiting the defendants from future participation in offerings of penny stocks and disgorgement of alleged profits. Mr. Karl Badger has filed an answer to the complaint denying the material allegations thereof, and filed Motions to Dismiss, and intends to vigorously defend the action. At the present time, the Company has agreed to indemnify and advance legal expenses for Karl Badger in connection with this matter.

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

Calendar Quarters                 High Bid          Low Bid
-----------------------------------------------------------

1995
----
1st Quarter                          3.80             2.60
2nd Quarter                         10.00             5.00
3rd Quarter                          2.60             1.20
4th Quarter                          3.80             1.20

1996
----
1st Quarter                         3.80              1.20
2nd Quarter                         3.80              1.20
3rd Quarter                         3.00              1.20
4th Quarter                         2.50              0.60

1997
----
1st Quarter                         6.50              2.50
2nd Quarter                         5.50              2.75
3rd Quarter                         5.25              2.00
4th Quarter                         1.75               .875
                                    =======================


         As of April 6, 1998, the Company had 1,890,481 shares of its common stock issued and outstanding, and there were approximately 1,300 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On March 17, 1997, the Company acquired 80% of the outstanding shares of Fan-Tastic for 100,000 shares of the Company's Series D Convertible Preferred Stock. These shares were issued to the 8 shareholders of Fan-Tastic, each of which signed an investment letter. The issuance of these shares was exempt from registration pursuant to Section (4)(2) of the Securities Act of 1933.

         On May 20, 1997 the Company entered into an agreement with William R. Vowell to form Finally Communities, Inc. In consideration of Mr. Vowell's time and effort to develop the Finally business, the Company issued Mr. Vowell 500,000 shares of Series E Convertible Preferred Stock. The issuance of these shares was exempt from registration pursuant to Section (4)(2) of the Securities Act of 1933. In connection with the Company's sale of its shares in Finally Communities, Inc. in February, 1998, these shares were returned to the Company.

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

         The following information, on a fiscal year basis, is derived from the consolidated financial statements of the Company. Such financial statements include the Company, GVI, Fan-Tastic and Finally.

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

         The Company had other income of $241,863 during fiscal 1997 compared with $232,173 during fiscal 1996, an increase of $9,690, 4%.

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

         The Fan-Tastic, Inc. acquisition involves contingent consideration based on Fan-Tastic, Inc. achieving specified earnings. The additional cost of contingent consideration shall be recognized in the period that the contingency is resolved.

         The earnings per share calculation includes amortization of an estimated contingent amount. Assuming earnings of $700,000 by Fan-Tastic, Inc. over the three (3) year contingent period, $1,000,000 of additional Goodwill would be recorded which would result in additional amortization of $66,667, or
3.5 cents per year over 15 years.

         The unaudited pro forma summary information combining the results of operations of the Company and Fan-Tastic, Inc. are represented as if the acquisition had occurred at the beginning of fiscal 1997 and 1996, after giving effect to certain adjustments, including the amortization of Goodwill. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Fan-Tastic, Inc. had constituted a single entity during such periods.

                                                      Fiscal Years
                                                  1997              1996
                                                  ----              ----
          Net Revenue                        $ 1,149,532          $ 1,120,879
          Net Loss                            (1,142,977)          (4,071,168)
          Net Loss per share                        (.62)               (2.22)

         The basis used to determine the fair value of this acquisition was the net assets acquired. In addition, the total consideration given were the 150,000 stock options and the shares to be issued based on contingent earnings. Both the stock options and the contingent shares are disclosed in the amended 10-KSB.

                  At December 31, 1997, the Company had total assets of $2,229,029, total liabilities of $2,533,251 and total stockholders equity of $(304,222) compared with total assets of $13,323,105, total liabilities of $10,265,397 and total stockholders equity of $3,057,708 at March 31, 1997. The significant changes in assets, liabilities and stockholders equity is due to the merger of the Company's former consolidated subsidiary, Golf Ventures, Inc., with U.S. Golf Communities. As a result of this merger, the Company no longer includes Golf Ventures in its consolidation. The merger of the Company's former subsidiary, GVI, provided substantial debt relief. At December 31, 1997, the Company's current ratio was approximately .84 current assets to 1 current liabilities. Management intends to improve its financial structure and provide operating capital through the conversion of debt and preferred stock, private placement of the Company's common stock and sale of the Company's securities in GVI. The related party debt increase of $731,385 was comprised of a $235,000 real estate purchase by Finally Communities to a company in which an officer has ownership. Finally Communities was in default on this at December 31, 1998. The Company also received $452,610 of debt from a shareholder, payable at 12% and 18% interest, to fund operations. Of this debt, 67,485 was debt with Finally Communities. The remainder of new debt with this shareholder of $385,125 requires interest only payments until April of 1998, at which time monthly payments of $9,428 are required. In March 1998, the Company sold Finally Communities to the President (Buyer) of Finally Communities. Under terms of this agreement, the Buyer purchased all of the stock of Finally Communities in exchange for all Company stock he received under the May 1997 purchase of Finally Communities by the Company and the assumption of all Finally Communities debt.

         In addition, the Company will need to raise additional capital to successfully complete certain acquisitions. In December 1997, the Company entered into a Letter of Intent for the purchase of a screen printing and embroidery company ("Pacific Printworks, Inc." or "PPI"). Under the current terms of negotiations related to that Letter of Intent, the Company would purchase $2.3 million of its common stock, and loan funds in the amount of $300,000 which will be used for the company's operations and assumption of capitalized leases of approximately $175,000. Two-thirds of the stock subject to issuance will be subject to earnout consideration. One hundred forty-five thousand dollars had been advanced to the PPI at April 6, 1998, in the form of a note receivable. The success of this purchase is subject to negotiating terms of a definitive purchase agreement and completion of final due diligence. As of April 6, 1998, the Company was contractually committed to provide another $155,000 to PPI. The $155,000 of funds advanced to PPI through April 6, 1998, were obtained primarily through debt issuances of $120,000 with a shareholder.

         Under the terms of the Letters of Intent described above, the Company is obligated to provide $300,000.00 to Pacific Printworks, Inc. ("PPI") for use in PPI's operations (of which $145,000.00 had been paid prior to April 6, 1998), and to provide $300,000.00 to the Apparel Company ($100,000.00 to a buyout partner and $200,000.00 for working capital purposes). The Company intends to fund these obligations from debt or equity financing and/or through the sale of the Company's stock in GVI. As explained in the Potential Acquisitions Section above, the Company's Letters of Intent are subject to negotiation, execution or a definitive agreement, Board Approval, and due diligence by all parties to the agreement. Therefore, there can be no assurance that the Company will be able to complete any agreement committed to through a Letter of Intent.

PLAN OF OPERATIONS

         Statements made or incorporated in this report include a number of forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words anticipates, believes, expects, intends, future, and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Forward-looking statements may not reflect actual operations because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. In addition, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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


NAME                       AGE     POSITION HELD
-------------------------------------------------

Karl F. Badger              43     President, Chief Executive Officer and
                                    Director
Barry L. Papenfuss          37     Vice President and Director
Timothy Papenfuss           38     Secretary/Treasurer, Chief Financial Officer
                                    and Director
B. Willes Papenfuss         39     Executive Vice-President

         KARL F. BADGER, has been with the Company since 1992 working as the Director of Shareholder Relations. He was appointed President, CEO and Director of the Company upon resignation of George H. Badger, his father in December 1996. Prior to 1992, Mr. Badger was a licensed broker/principle for Rocky Mountain Securities and Investments.


         BARRY L. PAPENFUSS, Vice President and Director of the Company, is the President of Fan-Tastic, which position he has held since 1994, and has been with the Company since Fan-Tastic was acquired by ARDCO in March, 1997. From 1990-1994, Mr. Papenfuss was the controller of The Pro Image, a sports apparel company and from 1985-1990, was a consultant with Deloitte and Touche, an international accounting firm. Mr. Papenfuss graduated from Brigham Young University. Mr. Barry Papenfuss is the brother of Mr. Timothy Papenfuss, Secretary/Treasurer, Chief Financial Officer and a director of the Company and of B. Willes Papenfuss, Executive Vice-President of the Company.

         TIMOTHY M. PAPENFUSS, chief financial officer and director of the Company, is chief financial officer of Fan-Tastic, Inc., which position he has held since April, 1994. Mr. Papenfuss was appointed chief financial officer and a director of the Company in August, 1997. From 1990 to April, 1994, Mr. Papenfuss was a manager and senior manager with Ernst and Young. Mr. Papenfuss has 13 years of professional accounting experience. Mr. Papenfuss graduated from Brigham Young University in 1983 with a bachelors degree in accounting. Mr. Papenfuss is the brother of Barry Papenfuss, vice president and a director of the Company and of B. Willes Papenfuss, Executive Vice-President of the Company.

         B. WILLES PAPENFUSS, Executive Vice-President, was appointed Executive Vice-President of the Company in December, 1997. Mr. Papenfuss joined Fan-Tastic, Inc. as Vice-President International in May, 1995. He was Vice-President of U.S. Bank from 1991 to 1993, and Senior Vice-President of U.S. Bank from 1993 to 1995. Mr. Papenfuss graduated from the University of Washington with a Masters of Business Administration in 1985. Mr. Papenfuss is the brother of Barry Papenfuss, Vice-President and Director of the Company, and of Timothy Papenfuss, Chief Financial Officer and Director of the Company.

Commitment for Board Seats

         Pursuant to the Letters of Intent, described above, the Company has agreed to appoint an officer of PPI and U.S. Polo to its Board of Directors.

Significant Employees and Consultants

         The following individual is a consultant to the Company.

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

         On December 18, 1997, the Securities and Exchange Commission (hereinafter the "Commission") filed a civil enforcement action complaint, 2:97CV 0963K in the United States District Court for the district of Utah, Central Division, against George Badger, former president of the Company, Karl Badger, president of the Company, and others, alleging violations of the general anti-fraud provisions of the federal securities laws. The complaint alleges that George Badger directed a scheme to manipulate the market for securities issued by GVI through payments to various broker-dealers and registered representatives. The complaint alleges that Mr. Karl Badger arranged for some of these payments. The complaint seeks a permanent injunction against future violations of the federal securities laws, a court order prohibiting the defendants from future participation in offerings of penny stocks and disgorgement of alleged profits. Mr. Karl Badger has filed an answer to the complaint denying the material allegations thereof, has filed Motions to Dismiss the complaint, and intends to vigorously defend the action.

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

         Messrs. Badger, Papenfuss, Papenfuss and Papenfuss did not file Forms 3 within ten days of becoming officers and/or directors of the Company. Messrs. Papenfuss, Papenfuss and Papenfuss have not filed Forms 3, 4, or 5, when they became a director, nor when they were granted stock options. Based solely upon a review of Forms 3, Forms 4 and Forms 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the fiscal year ended March 31, 1997, and written representations of certain of its directors and executive officers that no Forms 5 were required to be filed, all other directors and executive officers have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

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

                                             SUMMARY COMPENSATION TABLE

===================================================================================================================================
                                         Annual Compensation                           Long-Term Compensation
                                -------------- ---------- ------------------- --------------------------- ------------
                                                                                       Awards               Payouts
                                                                              ------------- ------------- ------------
Name and Principal                                              Other         Restricted                              All Other
Position                                                        Annual           Stock        Options/       LTIP       Compen-
                       Year        Salary        Bonus       Compensation       Award(s)        SARs        Payouts     sation
                                     ($)          ($)            ($)              ($)           (#)           ($)          ($)
==================== ========== ============== ========== =================== ============= ============= ============ ============
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

==================== ========== ============== ========== =================== ============= ============= ============ ============

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

Stock Options

         In October, 1997 the Board of Directors ratified options for the three officers of the Company. Pursuant to this action, Mr. Karl Badger holds an option to purchase 100,000 shares of the Company's common stock at $2.00 per share. The option vests as to 10,000 shares at the end of each fiscal year and the option may be exercised for a three year period following its vesting. Both Mr. Barry Papenfuss, Mr. Timothy Papenfuss, and Mr. B. Willes Papenfuss each hold an option to purchase 20,000 shares of the Company's common stock at $2.00 per share. Mr. Barry Papenfuss, and Mr. Timothy Papenfuss' options are fully vested as to 5,000 shares at the end of each fiscal year. Mr. B. Willes

Papenfuss' options are fully vested. On the date of the Board of Directors' meeting the average between the bid and asked price of the Company's common stock was approximately $4.00.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information, to the best knowledge of the Company, as of April 6, 1998, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock; (ii) each director; and (iii) all current directors and executive officers as a group.


NAME AND ADDRESS OF                              NUMBER OF            PERCENT
BENEFICIAL OWNER                               SHARES OWNED           OF CLASS
----------------                               ------------           --------

Banque SCS Alliance SA                             948,3361            51.50%
P.O. Box 880
12111 Geneva 3, Switzerland

George H. Badger                                    131,487            7.14%
102 West 500 South,  Suite 318
Salt Lake City, UT  84101

Don Pickett, agent for                              125,860            6.83%
Mindon Investment and The Stella Trust
P. O. Box 58548
Salt Lake City, UT  84101

Karl F. Badger                                       58,605            3.2%
102 West 500 South,  Suite 318
Salt Lake City, UT  84101

Barry L. Papenfuss                                       02             *
3855 South 500 West #R
Salt Lake City, UT 84115

Timothy M. Papenfuss                                     03             *
3855 South 500 West #R
Salt Lake City, UT 84115

B. Willes Papenfuss                                      03             *
123 13 Southeast Wagoner Street
Portland, OR   97236

All Officers and Directors as a Group (3 persons)    58,605            3.2%
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

4 Mr. B. Willes Papenfuss is the owner of 392 Shares of the Company's Series D Convertible Preferred Stock. Mr. B. Willes Papenfuss also owns options to purchase 865 shares of common stock. The Series D Preferred Stock and the options are convertible and exercisable upon the same terms as set forth in footnote 2 above. Mr. B. Willes Papenfuss additionally can receive stock options as a finder's fee for company acquisitions as explained above in "Stock Options," under Item 10.

Item 12. Certain Relationships and Related Transactions.

Since the beginning of the Company's last fiscal year, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family. George Badger, a shareholder and former Company President, and father to Company President Karl Badger, has loaned the Company $563,210.00 during the last thirteen (13) months. The terms of these loans are as follows: Loan for $358,000 secured by Company assets with interest payable monthly at 12% with monthly principal payments of $9,428 beginning April 1, 1998, until paid in full; Loan for $137,725 secured by Company assets with interest payable monthly at 18% with no stated principal payments required; and Loan for $67,485 with 12% interest, and secured by assets of the Company. The loan funds were used by the Company for working capital.

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

Exhibit No.       Exhibit Name
-----------       ------------

3.1 (1)           Articles of Incorporation
3.2 (2)           Amendment to Articles of Incorporation
3.3 (1)           By-Laws
3.4 (7)           Amendment on name change
3.5 (7)           Amendment on Series D designation
3.6 (7)           Amendment on Series E designation
10.1 (1)          Agreement with TechKNOWLOGY, Inc.
10.2 (1)          Financing Agreement
10.3 (1)          Exchange of Shares Agreement
10.4 (1)          Option Contract
10.5 (1)          Extension to Option Contract
10.6 (1)          Further Amendment to Option Agreement
10.7 (1)          Purchase Agreement
10.8 (1)          Amendment to Purchase Agreement
10.9 (1)          Addendum to Purchase Agreement
10.10 (1)         Purchase Agreement (Stella Trust)
10.11 (2)         Agreement of Joint Project
10.12 (2)         Amendment to Agreement of Joint Project
10.13 (2)         Dynamic American Option
10.14 (2)         Land Sale Agreement
10.15 (2)         Assignment of Trust Deed and Trust Deed Note
10.16 (2)         Promissory Note (Johnson)
10.17 (3)         TKI Dealer Agreement
10.18 (4)         Modification Agreement
10.19 (4)         Land Sales Agreement (Mindon)
10.20 (4)         Sales Agreement (Property Alliance)
10.21 (5)         Assignment Agreement
10.22 (6)         Agreement with The Stella Trust and Mindon Investments
                  (Pickett Group)
10.23 (6)         Acquisition Agreement with Golf Ventures, Inc.
10.24 (6)         Settlement Agreement and General Release (TKI)
10.25 (7)         Stock Purchase Agreement (Fantastic)
10.26 (7)         Agreement (Vowell/Finally)
10.27             Termination Agreement (Vowell/The Company)
16.1 (2)          Letter Regarding Change in Certifying Public Accountant
21.               Subsidiaries
23.               Consent of Independent Auditor
99.1 (2)          List of Third Party Loans to TechKNOWLOGY, Inc.
(28.1)*
99.2 (2)          Lease of LTI Office
(28.2)*
99.3 (2)          Financial Statements for years ended March 31, 1989, 1988 and
                  1987, and
(28.3)*           quarter  ended June 30, 1989,  as prepared by Dale K. Barker
                  Co.,  P.C.
99.4 (4)          Class "A" Preferred Stock
(28.4)*
99.5 (4)          Debenture
(28.5)*

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

                                      AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                      ------------------------------------------
                                                                    (Registrant)



                            By:
                                   Karl F. Badger



Dated: April , 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                      Title                      Date
      ---------                      -----                      ----



------------------------     President, Chief Executive     April , 1998
    Karl F. Badger             Officer and Director
                               (Principal Executive
                               Officer)

------------------------     Vice President and Director    April , 1998
  Barry L. Papenfuss



------------------------     Secretary / Treasurer and      April , 1998
 Timothy M. Papenfuss          Director (Chief Financial
                               Officer, Chief Accounting
                               Officer and Controller)

                                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                      ------------------------------------------
                                                                    (Registrant)



                            By:  /s/  Karl F. Badger
                                 ------------------------
                                   Karl F. Badger



Dated:   April 28, 1998
       ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                      Title                       Date
      ---------                      -----                       ----


   /s/ Karl F. Badger
------------------------     President, Chief Executive     April 28, 1998
    Karl F. Badger             Officer and Director         --------------
                               (Principal Executive
                               Officer)
 /s/ Barry L. Papenfuss
------------------------     Vice President and Director    April 28, 1998
  Barry L. Papenfuss                                        --------------


/s/ Timothy M. Papenfuss
------------------------     Secretary / Treasurer and      April 28, 1998
 Timothy M. Papenfuss          Director (Chief Financial    --------------
                               Officer, Chief Accounting
                               Officer and Controller)

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                        Consolidated Financial Statements

                             March 31, 1997 and 1996

                                 C O N T E N T S





Independent Auditors' Report ................................................  3

Consolidated Balance Sheet ..................................................  4

Consolidated Statements of Operations .......................................  6

Consolidated Statements of Stockholders' Equity .............................  7

Consolidated Statements of Cash Flows .......................................  8

Notes to the Consolidated Financial Statements .............................. 10

Supplemental Schedules ...................................................... 19

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

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



Jones, Jensen & Company
Salt Lake City, Utah
June 19, 1997

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------
                                                                March 31,
                                                                  1997
                                                          ----------------
CURRENT ASSETS

  Cash                                                    $         47,850
  Accounts receivable                                               41,349
  Real estate inventories                                          932,439
  Merchandise inventory                                            291,169
  Prepaid and other current assets                                  23,682
  Current portion of contract receivable                               472
                                                          ----------------

      Total Current Assets                                       1,336,961

PROPERTY AND EQUIPMENT

  Model home                                                       133,954
  Furniture, fixtures and equipment                                146,412
  Vehicle under capital lease                                       17,852
                                                          ----------------

     Total depreciable assets                                      298,218
     Less: accumulated depreciation                                (97,965)

      Net Property and Equipment                                   200,253

OTHER ASSETS

  Land held for development (Note 2)                            11,475,016
  Goodwill                                                         252,912
  Long-term portion of contract receivable                          55,993
  Deposits                                                           1,970
                                                          ----------------

     Total Other Assets                                         11,785,891

     TOTAL ASSETS                                         $     13,323,105
                                                          ================


        The accompanying notes are an integral part of these consolidated financial statements.

 AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        March 31,
                                                                          1997
                                                                  ----------------
CURRENT LIABILITIES

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                      Consolidated Statements of Operations



                                                   For the Years Ended
                                                        March 31,
                                               1997               1996
                                          ----------------   ----------------
INCOME

  Real estate sales                       $        274,000   $        734,675
  Cost of real estate sales                        158,066            512,528
                                          ----------------   ----------------

     Gross Profit on Real Estate Sales             115,934            222,147
                                          ----------------   ----------------

EXPENSES

  Depreciation and amortization                      5,517              3,773
  General and administrative expenses            1,377,082          4,236,692
                                          ----------------   ----------------

     Total Expenses                              1,382,599          4,240,465
                                          ----------------   ----------------

LOSS FROM OPERATIONS                            (1,266,665)        (4,018,318)
                                          ----------------   ----------------

OTHER INCOME AND (EXPENSES)

  Other revenue                                     29,931            102,896
  Interest income                                   38,817              5,683
  Gain on sale of assets                           215,375            149,463
  Interest expense                                 (42,260)           (25,869)
                                          ----------------   ----------------

     Total Other Income and (Expenses)             241,863            232,173
                                          ----------------   ----------------

NET LOSS BEFORE INCOME TAXES AND
 MINORITY INTEREST                              (1,024,802)        (3,786,145)

INCOME TAXES                                             -                  -
                                          ----------------   ----------------

NET LOSS BEFORE MINORITY INTEREST               (1,024,802)        (3,786,145)

MINORITY INTEREST (Note 1)                               -                  -
                                          ----------------   ----------------

NET LOSS                                  $     (1,024,802)  $     (3,786,145)
                                          ================   ================

NET LOSS PER SHARE OF COMMON STOCK        $          (0.56)  $          (2.06)
                                          ================   ================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              1,835,486          1,835,486
                                          ================   ================


        The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN RESOURCE AND DEVELOPMENT COMPANY
                        Statement of Stockholders' Equity
                             March 31, 1997 and 1996


                                                Common Stock               Preferred Stock          Additional
                                         ------------------------   ---------------------------       Paid-in        Accumulated
                                            Shares         Amount       Shares          Amount        Capital          Deficit
                                         -----------   ----------   -------------   -----------   ---------------   --------------

Balance, March 31, 1995                    1,835,486   $    1,835         252,220   $       252   $     7,679,394   $   (5,155,153)
Capital contributed by stock
 issuances of a subsidiary                         -            -               -             -         4,230,818                -
Net loss                                           -            -               -             -                 -       (3,786,145)
                                         -----------   ----------   -------------   -----------   ---------------   --------------

Balance, March 31, 1996                    1,835,486        1,835         252,220           252        11,910,212       (8,941,298)
Capital contributions by stock
 issuances of a subsidiary                         -            -               -             -         1,111,509                -

Net loss                                           -            -               -             -                 -       (1,024,802)
                                         -----------   ----------   -------------   -----------   ---------------   --------------

Balance, March 31, 1997                    1,835,486   $    1,835         252,220   $       252   $    13,021,721   $   (9,966,100)
                                         ===========   ==========   =============   ===========   ===============   ==============



        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                      Consolidated Statements of Cash Flows


                                                                 For the Years Ended March 31,
                                                                  1997                  1996
                                                            ----------------     -------------------
OPERATING ACTIVITIES

  Net Income (Loss)                                         $     (1,024,802)    $        (3,786,145)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                      5,517                   3,773
    Common stock issued for services                                       -               3,260,000
   Changes in operating assets and liabilities:
    (Increase) Decrease in inventory                                   5,936                 416,782
    (Increase) Decrease in notes and accounts
     receivable                                                       35,688                  52,298
    Increase (Decrease) in other current assets                       58,024                 (58,024)
    Increase (Decrease) in accounts payable and
     other current liabilities                                       708,273                 402,577
                                                            ----------------     -------------------

     Net Cash Provided (Used) by Operating Activities               (211,364)                291,261
                                                            ----------------     -------------------

INVESTING ACTIVITIES

  Purchases of property and equipment                                (32,610)                 (8,495)
  Investment in land held for development                         (3,796,686)               (708,276)
                                                            ----------------     -------------------

     Net Cash Provided (Used) by Investing Activities             (3,829,296)               (716,771)
                                                            ----------------     -------------------

FINANCING ACTIVITIES

  Cash from acquisition on subsidiary                                 19,954                       -
  Payments on long-term debt and capital lease obligations        (1,045,324)               (126,558)
  Long-term borrowings                                             3,246,497                 355,000
  Contributions from subsidiary                                    1,076,639                       -
  Issuance of common and preferred stock for cash                          -                 970,818
                                                            ----------------     -------------------

     Net Cash Provided (Used) by Financing Activities              3,297,766               1,199,260
                                                            ----------------     -------------------

INCREASE (DECREASE) IN CASH                                         (742,894)                773,750

CASH, BEGINNING OF YEAR                                              790,744                  16,994
                                                            ----------------     -------------------

CASH, END OF YEAR                                           $         47,850     $           790,744
                                                            ================     ===================

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                Consolidated Statements of Cash Flows (Continued)


                                                                            For the Years Ended March 31,
                                                                       ----------------------------------------
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

               Effective March 17, 1997, the Company acquired 80% of the issued and outstanding common stock of Fan-Tastic, Inc. (FTI), a Utah corporation, in exchange for 100,000 shares of the Company's class "D" preferred stock. This acquisition has been accounted for using the purchase method in the accompanying consolidated financial statements. See Note 9 for further discussion regarding this transaction.

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

               i. Principles of Consolidation

               The accompanying consolidated financial statements include American Resources and Development Company (formerly Leasing Technologies Incorporated) and its subsidiaries, Golf Ventures, Inc. (GVI) and Fan-Tastic, Inc. (FTI), neither of which are wholly owned by the Company. The Company realized a gain of $215,375 on the sale of GVI common stock on the year ended March 31, 1997.

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

NOTE 3 -      NOTES PAYABLE

              Notes payable are comprised of the following:

                                                                                       March 31,
                                                                                        1997
                                                                                  ----------------
              Convertible subordinated debentures,
                due June 30, 1997 bearing interest at
                12% per annum.  Interest payable
                quarterly, secured by land.                                     $          185,000

              Promissory note payments through August
                15, 2016 at $30,524 per year including
                interest at 10% per annum.                                                 201,890

              Trust deed note payable, secured by land.
               Interest accrued at 8% per annum.  Payable
               $100,000 per year plus the accrued interest
               for that year.                                                              355,890

              Note payable, unsecured, bearing interest at 12%,
               payable in monthly installments of $13,193, plus
               interest.                                                                   105,546

              Trust  deed  note,  secured  by  land  and  50,000
               shares  of the Company's common stock. Interest
               accrued at 15% per annum. Principal and interest
               due May 31, 1996.                                                            80,575

              Promissory  note  secured  by land. Interest accrued
                at 10% per annum, payable in shares of the Company's
                common stock. $120,000 plus a percentage of the
                proceeds of lot sales payable  annually beginning on
                February 1, 1991 through  February 1, 1997 at which
                time the balance will be due as a balloon  payment.
                $2,000 from  each Red Hawk lot sale also applies to
                the note.                                                                  646,502
                                                                                  ----------------

              Balance forward                                                     $      1,575,403
                                                                                  ----------------





                                        AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                      Notes to the Consolidated Financial Statements
                                                  March 31, 1997 and 1996


NOTE 3 -      NOTES PAYABLE (CONTINUED)
                                                                                       March 31,
                                                                                        1997
                                                                                  ----------------

              Balance forward                                                     $      1,575,403

              Promissory  note  secured  by land,  bearing  interest
               at  10.5%. Interest  payable monthly with principal
               and any accrued interest payable in full on June
               10, 1999.                                                                 3,440,805

              Purchase  contract and note secured by land,  bearing
               interest at 10%.  Monthly  installments  of $25,000
               due through May 15, 1998 with remaining principal and
               accrued interest due in full.                                             2,246,823

              Mortgage note payable secured by real estate bearing
               interest at 11.5%.  Due in monthly installment of $911.                      90,915

              Mortgage note payable secured by real estate bearing
               interest at 8.125%.  Due in monthly installments of $919.                   116,800

              Mortgage note payable secured by real estate bearing
               interest at 8.125%.  Due in monthly installments of $879.                    99,451
                                                                                          --------

              Subtotal                                                                   7,570,197

              Less current portion                                                       1,213,866

              Long-term portion                                                   $      6,356,331


              Maturities of long-term debt are as follows:

                               March 31,    1998                                  $      1,213,866
                                            1999                                         2,282,797
                                            2000                                         3,557,065
                                            2001                                            73,718
                                            2002                                            19,559
                                            Thereafter                                     423,192
                                                                                  ----------------

                                                                                  $      7,570,197

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
                                                               ================


              At March 31, 1997, the Company and its subsidiaries have capital leases obligations as follows:

                              Year End
                              March 31,
                              ---------

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

              SERIES C:

              In September 1991, the Company purchased the Cotton Manor real estate project as follows:

                                Cash                               $     23,601
                                Debt assumed                            431,449
                                Promissory note                       1,387,000
                                Series C preferred stock                750,000
                                                                        -------

                                                                     $2,592,050
                                                                     ==========

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

              However, in the calculation of earnings per share, amortization of an estimated contingent amount is considered. Assuming earnings of $700,000 by FTI over the three year contingent period, $1,000,000 of additional goodwill would be recorded which would result in additional amortization of $66,667, or 3.5 cents per year over 15 years.

              Unaudited proforma summary information combining the results of operations of the Company and FTI as if the acquisition had occurred at the beginning of fiscal 1997 and 1996, after giving effect to certain adjustments, including amortization of goodwill. This proforma summary does not necessarily reflect the results of operations as they would have been if the Company and FTI had constituted a single entity during such periods.

                                                  Fiscal Years
                                     ----------------------------------
                                            1997               1996
                                     ---------------     --------------
              Net revenue            $     1,149,532     $    1,120,879
              Net loss                    (1,142,977)        (4,071,168)
              Net loss per share                (.62)             (2.22)

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

NOTE 11 - SUBSEQUENT EVENTS

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

              In  March  1998,  the  Company  sold  Finally  Communities  to the
              President (Buyer) of Finally Communities. Under terms of this agreement, the Buyer purchased all of the assets and stock of Finally Communities in exchange for all Company stock he received under the May 1997 purchase of Finally by the Company and the assumption of all Finally Communities debt. The sale is effective as of January as of January 1, 1998 and is expected to result in a gain on sale and discontinued operations of approximately $30,000.

              In December 1997, the Company entered into a letter of intent for the purchase of a screen printing and embroidery company ("the Printing Company"). Under terms of the letter of intent, the Company would purchase the Printing Company through issuance of $2,300,000 of its common stock, cash payments of $300,000 which will be used for the Company's operations and assumption of capitalized leases of approximately $175,000. Seventy-five thousand of the cash payment had been advanced to the Printing Company at December 31, 1997 in the form of a note receivable. Two-thirds of the stock subject to issuance will be subject to earnout consideration. The success of this purchase is subject to negotiating terms of a definitive purchase agreement and completion of final due diligence.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1997 and 1996


NOTE 11 - SUBSEQUENT EVENT (Continued)

              In addition, in March 1998, the Company entered into an acquisition letter of intent with a company that designs and markets licensed branded apparel (the Apparel Company). Under terms of the letter of intent, the owner of the Apparel Company would receive $3.2 million in Company stock; 5% of this stock would be issued at the acquisition date and the remaining stock would be issued over 3 years based on contingent earnout consideration. Under terms of this letter of intent, the Company is contractually obligated to provide $100,000 to buyout a partner in the Apparel Company and $200,000 for working capital purposes for the Apparel Company. An additional $500,000 is payable to the Apparel Company's former partners from guaranteed sub-licensee royalties although the Company is obligated for the $500,000 if no sub-licensee royalties are paid. The Company plans on obtaining these funds through private placement of the Company's common stock and sale of the Company's investment in GVI. The success of this purchase is subject to negotiating terms of a definitive purchase agreement and completion of final due diligence.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                       Notes to the Consolidated Financial
                 Statements March 31, 1997 and 1996 Schedule X -
                   Supplementary income statement information


Schedule VIII - Valuation and qualifying accounts

   Allowance for returns and bad debts:

                                             Balance at                                                  Balance at
                                              Beginning                                                   End of
                                              of Year            Additions            Deductions           Year
                                              -------            ---------            ----------           ----

   March 31, 1997                       $           5,000   $          -        $          -        $           5,000
   March 31, 1996                                   5,000              -                   -                    5,000

                                                                                          For the Years Ended
                                                                                                March 31,
                                                                                -------------------------------------
                                                                                        1997               1996
                                                                                -----------------   -----------------

Maintenance and repair                                                          $          35,749   $          16,571
Depreciation and amortization                                                             258,429               3,773
Taxes, other than payroll and income taxes                                                  7,199              33,120
Royalties                                                                                       -                   -
Advertising                                                                                17,323               1,002


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                             Supplemental Schedules
                             March 31, 1997 and 1996
             Schedule XI - Real Estate and Accumulated Depreciation

                                                                                                                       Life on
                                                                                                                       which
                                                        Costs          Gross                                           depreciation
                                                        capitalized    amount                                          in latest
                                                        (Disposals)    at which       Accumu-                          income
                                             Initial    subsequent     carried        lated       Date of              statements
                                             cost to    to             at close       deprec-     construc-  Date      is
 Description                 Encumbrances    Company    acquisition    of period      iation      tion       acquired  computed
-----------------------      ------------    ---------  -------------  -------------  ----------  ---------  --------  ----------

Red Hawk Development
 St. George, Utah
 Undeveloped Land

  Convertible subordinated
   Debentures                    185,000
  Foss Lewis Construction,
   Trust Deed Note                80,575
  Miltex Industries, Ltd.
   Promissory Note             3,440,805
  Daniel C. Watson
   Trust Deed Note               355,890
  Stucki income trust,
   Trust Deed Note             2,246,823

                           $   6,309,093  $  4,135,000  $   6,242,166  $   10,377,166 $   N/A      7-8-96    3-30-90      N/A
                           =============  ============  =============  ============== ==========  ========  =========  =========

Cotton Manor/Cotton
 Acres Dev.
 St. George, Utah
 Improved residential

  Blaine Harmon Family
   Trust, Promissory Note  $   201,890
  Property Alliance, Inc.
   Promissory Note             646,502

                           $   848,392    $  1,902,130  $   (804,280)  $   1,097,850  $   N/A      9-1-91     9-1-91      N/A
                           =============  ============  =============  ============== ==========  ========  =========  =========