Form 10QSB/A
period 1997-06-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1998-05-01
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


     As of April 16, 1998, the Registrant had outstanding 1,890,481 shares of Common Stock.


           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Part I     Financial Information

Item 1:    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 1997 and
 March 31, 1997..........................................................      3

Condensed Consolidated Statements of Operations - Three Months
  Ended  June 30, 1997 and 1996..........................................      5

Statements of Stockholders' Equity.......................................      7

Condensed Consolidated Statements of Cash Flows - Three Months
  Ended  June 30, 1997 and 1996..........................................      8

Notes to Condensed Consolidated Financial Statements - June 30, 1997.....     10


Item 2:    Management's Discussion and Analysis or Plan of Operation.....     19


Part II    Other Information

Item 1.    Legal Proceedings.............................................     22

Item 2.    Changes in Securities.........................................     22

Item 3.    Defaults upon Senior Securities...............................     22

Item 4.    Submission of Matters to a Vote of Security Holders...........     22

Item 5.    Other Information ............................................     22

Item 6.    Exhibits and Reports on Form 8-K..............................     22

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                        CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)

                                  June 30, 1997

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                          June 30,           March 31,
                                                           1997                1997
                                                    ------------------    ---------------
                                                        (Unaudited)

CURRENT ASSETS

  Cash                                              $           29,879    $        47,850
  Accounts receivable                                           51,423             41,349
  Real estate inventories                                      949,554            932,439
  Merchandise inventory                                        417,827            291,169
  Prepaid and other current assets                              17,732             23,682
  Current portion of contract receivable                           472                472
                                                    ------------------    ---------------

    Total Current Assets                                     1,466,887          1,336,961
                                                    ------------------    ---------------

PROPERTY AND EQUIPMENT

  Model home and condominiums                                  134,788            133,954
  Furniture, fixtures and equipment                            147,193            146,412
  Vehicles                                                      43,252             17,852
                                                    ------------------    ---------------

    Total Depreciable Assets                                   325,233            298,218

  Less: accumulated depreciation                              (106,260)           (97,965)
                                                    ------------------    ---------------

    Net Property and Equipment                                 218,973            200,253
                                                    ------------------    ---------------

OTHER ASSETS

  Land held for development (Note 2)                        12,006,878         11,475,016
  Goodwill                                                     248,697            252,912
  Long-term portion of contract receivable                      55,993             55,993
  Deposits                                                       1,970              1,970
                                                    ------------------    ---------------


   Total Other Assets                                       12,313,538         11,785,891
                                                    ------------------    ---------------

    TOTAL ASSETS                                    $       13,999,398    $    13,323,105
                                                    ==================    ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30,            March 31,
                                                                      1997                1997
                                                               ------------------    ---------------
                                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                             $        1,251,872    $     1,151,894
  Accrued expenses and other current liabilities                        1,272,680          1,108,635
  Current portion of notes payable (Note 3)                             1,166,363          1,213,866
  Current portion of notes payable - related party                        231,000                  -
  Current portion of capital lease obligations                             12,238             12,238
                                                               ------------------    ---------------

    Total Current Liabilities                                           3,934,153          3,486,633
                                                               ------------------    ---------------

LONG-TERM DEBT

  Commission payable                                                       90,000             90,000
  Long-term portion of notes payable (Note 3)                           6,628,077          6,356,331
  Long-term portion of capital lease obligations                           11,673             13,394
  Notes payable, related parties                                          647,014            319,039
                                                               ------------------    ---------------

    Total Long-Term Debt                                                7,376,764          6,778,764
                                                               ------------------    ---------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST (Note 1)

PREFERRED STOCK, par value $0.001 per share: 100,000
  and 100,000 Series D shares; and 500,000 and -0- Series E
  shares, issued and outstanding, respectively. (Note 6)                        -                  -
                                                               ------------------    ---------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.001 per share: 10,000,000
   shares authorized; issued and outstanding: 102,220
   Series B shares, 150,000 Series C shares (Note 6)                          252                252
  Common stock, par value $0.001 per share: 125,000,000
   shares authorized; issued and outstanding: 1,851,486
   and 1,835,486 shares issued 1,695,666 and 1,674,666
   shares outstanding, respectively                                         1,851              1,835
  Additional paid-in capital                                           13,051,705         13,021,721
  Accumulated deficit                                                 (10,365,327)        (9,966,102)
                                                               ------------------    ---------------

    Total Stockholders' Equity                                          2,688,481          3,057,708
                                                               ------------------    ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $       13,999,398    $    13,323,105
                                                               ==================    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AMERICAN RESOURCES AND DEVELOPMENT
                      Consolidated Statements of Operations


                                                             For the Three Months Ended
                                                                       June 30,
                                                              1997                1996
                                                       ------------------    ---------------

INCOME

  Sales - real estate                                  $           11,000    $             -
  Sales - merchandise                                             161,161            133,000
                                                       ------------------    ---------------

    Total Income                                                  172,161            133,000
                                                       ------------------    ---------------

COST OF SALES

  Cost of sales - real estate                                      11,000             76,582
  Cost of sales - merchandise                                      78,140                  -
                                                       ------------------    ---------------

    Total Cost of Sales                                            89,140             76,582
                                                       ------------------    ---------------

    Gross Profit                                                   83,021             56,418
                                                       ------------------    ---------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Depreciation and amortization                                    12,510              1,005
  General expenses                                                499,625            319,123
                                                       ------------------    ---------------

    Total General and Administrative Expenses                     512,135            320,128
                                                       ------------------    ---------------

    Net Loss                                                     (429,114)          (263,710)
                                                       ------------------    ---------------

OTHER INCOME AND (EXPENSES)

  Interest income                                                     782              2,038
  Other income                                                     45,448              2,906
  Gain on sale of assets                                           -                 236,583
  Interest expense                                                (16,343)            (7,080)
                                                       ------------------    ---------------

    Total Other Income and (Expenses)                              29,887            234,447
                                                       ------------------    ---------------

  Net (loss) before income tax and minority interest             (399,227)           (29,263)
  Minority interest (Note 1)                                            -                  -
                                                       ------------------    ---------------

  Net loss before income tax                                     (399,227)           (29,263)
  Less: provisions for (income tax)                                     -                  -

NET LOSS                                               $         (399,227)   $       (29,263)
                                                       ==================    ===============

LOSS PER SHARE                                         $            (0.22)   $         (0.00)
                                                       ==================    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        AMERICAN RESOURCES AND DEVELOPMENT
                                        Statements of Stockholders' Equity




                                           Common Stock                 Preferred Stock             Additional
                                   --------------------------      ---------------------------       Paid-in        Accumulated
                                      Shares           Amount         Shares         Amount          Capital          Deficit
                                   ------------    -----------     -----------   -------------    --------------  ---------------

Balance, March 31, 1996               1,835,486    $     1,835         252,220   $         252    $   11,910,212  $    (8,941,298)

Capital contributions by stock
  issuances of a subsidiary                   -              -               -               -         1,111,509                -

Net loss                                      -              -               -               -                 -       (1,024,802)
                                   ------------    -----------     -----------   -------------    --------------  ---------------

Balance, March 31, 1997               1,835,486          1,835         252,220             252        13,021,721       (9,966,100)

Common stock issued for services
 (unaudited)                             16,000             16               -               -            29,984                -

Net loss (unaudited)                          -              -               -               -                 -         (399,227)
                                   ------------    -----------     -----------   -------------    --------------  ---------------

Balance, June 30, 1997
 (unaudited)                          1,851,486    $     1,851     $   252,220   $         252    $   13,051,705  $   (10,365,327)
                                   ============    ===========     ===========   =============    ==============  ===============






















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                      Consolidated Statements of Cash Flows


                                                                                June 30,
                                                                ---------------------------------------
                                                                        1997                 1996
                                                                -----------------     -----------------
OPERATING ACTIVITIES

   Net income (loss)                                            $        (399,227)    $         (29,263)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                         12,510                 1,005
     Common sock issued for services                                       30,000                     -
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                                    (143,773)               61,354
     (Increase) decrease in notes and accounts receivable                 (10,074)              (18,625)
     Increase (decrease) in other current assets                            5,950                39,119
     Increase (decrease) in accounts payable and
      other current liabilities                                           264,023              (300,058)
                                                                -----------------     -----------------

         Net Cash Provided (Used) by Operating Activities                (240,591)             (246,468)
                                                                -----------------     -----------------

INVESTING ACTIVITIES

   Purchases of property and equipment                                    (27,015)                    -
   Investment in land held for development                               (300,862)             (413,839)
                                                                -----------------     -----------------

         Net Cash Provided (Used) by Investing Activities                (327,877)             (413,839)
                                                                -----------------     -----------------

FINANCING ACTIVITIES

   Repayment of notes payable, related parties                            (50,000)                    -
   Payments on long-term debt and capital lease obligations               (47,503)              (28,168)
   Long-term borrowings                                                   270,025             2,000,000
   Contributions from subsidiary                                                -               900,000
   Borrowings from related parties                                        377,975                     -
                                                                -----------------     -----------------

         Net Cash Provided (Used) by Financing Activities                 550,497             2,871,832
                                                                -----------------     -----------------

INCREASE (DECREASE) IN CASH                                               (17,971)            2,211,525

CASH, BEGINNING OF PERIOD                                                  47,850               790,744
                                                                -----------------     -----------------

CASH, END OF PERIOD                                             $          29,879     $       3,002,269
                                                                =================     =================

CASH PAID FOR

   Interest                                                     $          16,343     $           7,080
   Income taxes                                                 $               -     $               -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                             $          30,000     $               -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996

NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

               a.  Organization

               American Resources and Development Company (Company) was formed as a Utah company on March 31, 1983 under the name Leasing Technologies Incorporated for the purpose of leasing equipment. The Company has significantly increased its investing activities which include startup companies, real estate development, and/or other projects. Operations include related and non-related party transactions. In March 1997, the shareholders of the Company approved a name change to American Resources and development Corporation. In addition, the shareholders also approved a reverse split of its common stock on a 1 share for 20 share basis. The accompanying consolidated financial statements reflect this reverse split retroactively.

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

               i.  Principles of Consolidation

               The accompanying consolidated financial statements include American Resources and Development Company (formerly Leasing Technologies Incorporated) and its subsidiaries, Golf Ventures, Inc. (GVI), Fan-Tastic, Inc. (FTI) and Finally Communities, Inc.
               (FCI).

               All significant intercompany transactions have been eliminated in the consolidated financial statements. The only significant intercompany transactions are loans made by the Company to GVI. The notes receivable on the books of the Company and the accrued interest receivable on the books of the Company and the accrued interest receivable have been eliminated against the liability on the books of the subsidiaries and the related accrued interest payable. The interest income accrued by the Company has been eliminated against the interest expense accrued by the subsidiary.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

               k. Profit Recognition and Capitalization of Costs Related to Real Estate (continued)

               Acquisition, development and construction costs, including property taxes and interest on associated debt and selling costs, are capitalized. Such costs are specifically allocated to the related opponents or, if relating to multiple components, allocated on a pro rata basis as appropriate. Estimates are reviewed periodically and revised as needed. The respective real estate projects are also periodically reviewed to determine that the carrying amount does not exceed the net realizable value. To date, no allowance has had to be provided for estimated impairments of value based on evaluation of the projects.

               l.  Notes Receivable

               Notes receivable are shown net of the allowance for bad debts of $5,000 at June 30, 1997.

               m.  Goodwill

               Goodwill resulting from the acquisition of FTI are amortized using the straight-line method over a 15 year period.

NOTE 2 -       LAND HELD FOR DEVELOPMENT

               On March 30, 1990, the Company purchased 486 acres of undeveloped land from Karl Stucki and the Stucki Family Trust for $3,004,356, and on July 31, 1990, the Company purchased 130 acres from Dynamic American Company for $610,000 which makes up the Red Hawk real estate development. On December 28, 1992, this real estate development, together with Cotton Manor/Cotton Acres was transferred to Golf Ventures, Inc. (GVI) in exchange for 3,273,728 shares of GVI common stock. The Red Hawk land (616 acres) is undeveloped, and in order for GVI to realize its investment, adequate financing will need to be obtained.

               For the years ended March 31, 1997, the Company capitalized $1,093,468 in construction period interest costs. The cost of the land is less than the estimated net realizable value of the land.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE 3 -       NOTES PAYABLE

               Notes payable are comprised of the following:

   June 30,             March 31,
                                                                                        1997                1997
                                                                                  -----------------  ------------------
                                                                                     (Unaudited)
               Convertible  subordinated  debentures,  due June 30,
                1997 bearing interest at 12% per annum.
                Interest payable quarterly, secured by land.                      $         185,000  $          185,000

               Promissory note payments through August 15,
                2016 at $30,524 per year including interest at
                10% per annum.                                                              201,890             201,890

               Trust deed note payable, secured by land.
                Interest accrued at 85 per annum.  Payable
                $100,000 per year plus the accrued interest
                for that year.                                                              355,890             355,890

               Note payable, unsecured, bearing interest at 12%,
                payable in monthly installments of $13,193,
                plus interest.                                                               79,160             105,546

               Trust deed note, secured by land and 50,000
                shares of the Company's common stock.  Interest
                accrued at 15% per annum.  Principal and interest
                due May 31, 1996.                                                            80,575              80,575

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
                $2,000 from each Red Hawk lot sale also applies to the note.                646,502             646,502

               Promissory  note  secured  by land,  bearing  interest  at 10.5%.
                Interest payable monthly with principal and any accrued interest payable in full on
                June 10, 1999.                                                            3,649,630           3,440,805

               Balance Forward                                                    $       5,198,647  $        5,016,208
                                                                                  -----------------  ------------------




                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE 3 -       NOTES PAYABLE (Continued)

               Balance Forward                                                    $       5,198,647  $        5,016,208

               Purchase  contract and note secured by land,
                bearing interest at 10%.  Monthly installments
                of $25,000 due through May 15, 1998 with remaining
                principal and accrued interest due in full.                               2,227,681           2,246,823

               Mortgage note payable secured by real estate
                bearing interest at 11.5%.  Due in monthly
                installments of $911.                                                        90,839              90,915

               Mortgage note payable secured by real estate
                bearing interest at 8.125%.  Due in monthly
                installments of $919.                                                       116,622             116,800

               Mortgage note payable secured by real estate
                bearing interest at 8.125%.  Due in monthly
                installments of $879.                                                        99,451              99,451

               Mortgage note payable secured by real estate
                bearing interest at 9.5%.  Due in monthly
                installments of $191.                                                        20,500                   -

               Mortgage note payable secured by real estate
                bearing interest at 10.5%.  Due in monthly
                installments of $207, balance due in 59 months.                              20,700                   -

               Promissory note secured by vehicle, bearing
                interest at 11%.  Due in monthly installments
                of $405.                                                                     20,000                   -
                                                                                  -----------------  ------------------

               Subtotal                                                                   7,794,440           7,570,197

               Less current portion                                                       1,166,363           1,213,866
                                                                                  -----------------  ------------------

               Long-term portion                                                  $       6,628,077  $        6,356,331
                                                                                  =================  ==================

               Maturities of long-term debt are as follows:

                                                    March 31, 1998                $       1,166,363  $        1,213,866
                                                              1999                        2,503,862           2,282,797
                                                              2000                        3,569,305           3,557,065
                                                              2001                           85,958              73,718
                                                              2002                           31,799              19,559
                                                        Thereafter                          437,153             423,192
                                                                                  -----------------  ------------------
                                                                                  $       7,794,440  $        7,570,197
                                                                                  =================  ==================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE 4 -       CAPITAL LEASES

               Property and equipment under capital leases as of June 30, 1997 is summarized as follows:

                               Property and equipment                                $   35,255
                               Less accumulated depreciation                            (13,938)
                                                                                     ----------

                               Net property and equipment under capital lease        $   21,317
                                                                                     ==========

               At June 30, 1997, the Company and its subsidiaries have capital lease obligations as follows:

                                                             Year End
                                                            March 31,

                                                                 1998                $   13,709
                                                                 1999                    13,492
                                                                 2000                       302
                                                                                     ----------

                               Total minimum lease payments                              27,503
                               Less interest and taxes                                    3,592
                                                                                     ----------

                               Present value of net minimum lease payments               23,911
                               Less current portion                                      12,238
                                                                                     ----------

                               Long-term portion of capital lease obligations        $   11,673
                                                                                     ==========

NOTE 5 -       INCOME TAXES

               The Company had net operating loss carryforwards available to offset future taxable income. The Company has net operating loss carryforwards of approximately $12,500,000 to offset future tax liabilities. The loss carryforwards will begin to expire in 2007.

               Deferred income taxes payable are made up of the estimated federal and state income taxes on items of income and expense which due to temporary differences between books and taxes are deferred. The temporary differences are primarily caused by the use of the equity method for reporting investment in subsidiaries. The deferred tax asset is offset in full by a valuation allowance because it cannot be reasonably determined that the net operating loss will be useable.

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

               SERIES B:

               At March 31, 1997, there were 102,220 shares of series B preferred stock issued and outstanding. The holders of these series B preferred shares are entitled to an annual cumulative cash dividend of not less than sixty cents per share. At March 31, 1997, there were a total of $251,450 of accrued and unpaid dividends related to the series B preferred stock which have been included in the accompanying consolidated financial statements. These series B preferred shares were convertible into shares of the Company's common stock which conversion option expired March 31, 1995.

               SERIES C:

               In September 1991, the Company purchased the Cotton Manor real estate project as follows:

                           Cash                        $              23,601
                           Debt assumed                              431,449
                           Promissory note                         1,387,000
                           Series C preferred stock                  750,000
                                                       ---------------------

                                                       $           2,592,050
                                                       =====================

               The Company delivered to the seller, 150,000 shares of authorized but previously unissued Series C preferred stock, which for the purpose of the agreement were valued at $5.00 per share or a total of $750,000. The shares of Series C preferred stock may be redeemed by the Company at any time prior to September 3, 1997 by the Company paying to the seller or its assigns, the sum of $5.50 cash per share if redeemed within 12 months from the date hereof; $6.00 cash per share if redeemed between 12 and 24 months from the date hereof; and $6.50 if redeemed between 24 and 36 months from the date hereof; and $7.00 cash per share if redeemed between 36 and 48 months from the date hereof; and $7.50 cash per share if redeemed within 48 and 60 months from the date hereof. Prior to the Company redeeming the preferred shares to be issued to the seller hereunder and prior to the third day of September 1997, the seller will have the right to convert any remaining shares of preferred stock into shares of the Company's common stock at the rate of 5 shares of common stock for each share of preferred stock converted.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE 6 -       PREFERRED STOCK (Continued)

               CLASS D:

               As discussed in Note 9, the Company issued 100,000 shares of Series D preferred stock in exchange for 80% of the issued and outstanding common stock of FTI. This Series D preferred stock entitles the holder to dividends on the same basis had their shares been converted into common stock. In addition, after June 30, 2000 but before September 30, 2000, holders of these Series D shares of preferred stock shall have the right to convert such shares into shares of common stock of the Company at the rate of the number of the Company's common stock equal to the number that is represented by the total net income of FTI for the three year period ended March 31, 2000 divided by $1,000,000 times ten, divided by seventy percent of the average trading price of the Company's common stock on June 30, 2000. Or, after June 30, 2000, but before September 30, 2000, holders of these Series D preferred shares may convert such shares into shares of FTI if the total net income of FTI for the three year period ended March 31, 2000 is equal to or exceeds $1,000,000 at a rate equal to that number of FTI common stock that is equal to 61.5% of the outstanding common stock of FTI as of June 30, 2000, divided by 100,000

               CLASS E:

               As discussed in Note 11, the Company issued 500,000 shares of Series E preferred stock in exchange for 100% of the issued and outstanding common stock of FCI. 25,000 shares of the preferred stock are immediately convertible into 25,400 shares of common stock. The balance of the preferred shares will be convertible into common stock in the proportion of actual net profits of FCI to $5,000,000 for the two years ended March 31, 1999. The additional cost of contingent consideration shall be recognized in the period the contingency is resolved. The Series E preferred shares have no voting rights or dividends.

               However, in the calculation of earnings per share, amortization of an estimated contingent amount is considered. Assuming earnings of $500,000 by FCA over the two year contingent period and a stock value of $3.00 per share $150,000 of additional goodwill would be recorded which would result in additional amortization of $10,000 or .5 cents per year over 15 years.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE 9 -       ACQUISITION OF FAN-TASTIC, INC.

               As discussed in Note 1, the Company acquired 80% of the issued and outstanding common stock of Fan-Tastic, Inc. (FTI) in exchange for the issuance of 100,000 shares of the Company's Series D preferred stock. FTI is a franchiser and owner of retail entertainment and sports stores doing business as Fan-A Mania. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The acquired interest was valued at $252,912, which represents liabilities assumed in excess of assets acquired which has been reflected as goodwill. This goodwill was entirely offset with a valuation allowance to reflect the uncertainty as to the recoverability of the goodwill. In addition, the FTI acquisition involves contingent consideration based on FTI achieving specified earnings (see Note 6). The additional cost of contingent consideration shall be recognized in the period that the contingency is resolved.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE 11 -      ACQUISITION OF FINALLY COMMUNITIES, INC.

               In May 1997, the Company organized a corporation to develop and sell vacation ownership interest in various resorts initially located in the State of Arkansas and develop and market other new vacation products. The unrelated party will serve as president of the new corporation and will receive 500,000 shares of the Company's newly issued Series E convertible preferred stock with 25,400 of those preferred shares immediately convertible into common stock of the Company. The balance of the Series E preferred stock is convertible into common stock of the Company after June 30, 1999. According to the terms of the agreement, the Company arranged for a loan of $50,000 to be made to the new corporation (see Note 6).

               A note payable of $231,000 from FCA to a company in which an officer of FCA has ownership was signed in May 1997 for property purchased by FCA for development. FCA was in default on this note at July 31 and new payment terms are currently being negotiated.

NOTE 12 -      SUBSEQUENT EVENT

               From time to time since December 1992, there have been intercompany transactions between American Resources and Development Company (hereinafter "ARDCO") and Golf Ventures, Inc. (hereinafter "GVI"). These transactions have included the exchange of funds, services rendered by employees and the exchange of other assets. At the time of these transactions, no formal determination was made by the Companies whether these transactions constituted debt or equity transactions. On July 8, 1997, GVI issued to ARDCO 823,343 shares of its common stock with respect to the intercompany transactions between the two entities. These shares were canceled by GVI in August 1997, and the Company and GVI are currently negotiating a settlement of all past intercompany transactions and to compensate the Company for services rendered in assisting with the merger of GVI with a major golf resort developer. If consummated, the Company would receive additional shares of GVI stock.

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

               In December 1997, the Company entered into a letter of intent for the purchase of a screen printing and embroidery company ("the Printing Company"). Under terms of the letter of intent, the Company would purchase the Printing Company through issuance of $2.3 million of its common stock, cash payments of $300,000 which will be used for the Company's operations and assumption of capitalized leases of approximately $175,000. One hundred forty five thousand of the cash payment had been advanced to the Printing Company by April 10, 1998 in the form of a note receivable. Two-thirds of the stock subject to issuance will be subject to earnout consideration. The success of this purchase is subject to negotiating terms of a definitive purchase agreement and completion of final due diligence.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1997 and 1996


NOTE 12 -      SUBSEQUENT EVENT (Continued)

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

         General and administrative expenses increased $180,461, 57%, to $499,625 for the quarter ended June 30, 1997 from $319,123 for the quarter ended June 30, 1996. The increase was attributable to the $93,947 of general and administrative expenses incurred by Fan-Tastic and costs incurred by GVI in developing an internet website and promotional literature, and related printed material.

         The Company experienced a net loss of $399,227 in the current period compared with a net loss of $29,263 in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had total assets of $13,999,398, total liabilities of $11,310,917 and total stockholders equity of $2,688,481 compared with total assets of $13,323,105, total liabilities of $10,265,397 and total stockholders equity of $3,057,708 at March 31, 1997. The increase in total assets of $445,293 is due primarily to $201,968 of capitalized development related interest in GVI, $246,000 land held for development from Finally Communities, increases in store merchandise inventories and real estate inventories of $143,773. Total liabilities at June 30, 1997 increased $1,045,520 from March 31, 1997. The increase is due to increases in long term debt of $271,746, 4%, an increase in related party debt of $327,975, 103% and an increase in current liabilities of $447,520 explained below.


         As of June 30, 1997, the Company had total current assets of $1,466,887 and total current liabilities of $3,934,153 which results in a current ratio of 0.37:1, compared to a current ratio of 0.38:1 as of March 31, 1997. Current liabilities at June 30, 1997 increased $447,520 over March 31, 1997 due to an increase in accounts payable of $99,978, 9%, an increase in accrued expenses of $164,045, 15% and $231,000 of current portion of notes payable, related parties.

The increases are related to the decrease in cash flowing into the Company from decreases in the sale of real estate and borrowings during the period and from Finally Communities signing a note payable with related parties for the acquisition of land held for development. These decreases have severely limited the Company's ability to pay its current obligations. Current assets increased $129,926, 10% due to increase in store merchandise inventory of $126,658, 43%, resulting from Fan-Tastic's desires to raise store inventory levels after the Company's acquisition of FanTastic.

At December 31, 1997, the Company had total assets of $2,229,029, total liabilities of $2,533,251 and total stockholders equity of $(304,222) compared with total assets of $13,323,105, total liabilities of $10,265,397 and total stockholders equity of $3,057,708 at March 31, 1997. The significant changes in assets, liabilities and stockholders equity is due to the merger of the Company's former consolidated subsidiary, Golf Ventures, Inc., with U.S. Golf Communities. As a result of this merger the Company no longer includes Golf Ventures in its consolidation. The merger of the Company's former subsidiary, GVI, provided substantial debt relief. At December 31, 1997 the Company's current ratio was approximately .84 current assets to 1 current liabilities. Management intends to improve its financial structure and provide operating capital through the conversion of debt and preferred stock, private placement of the Company's common stock and sale of the Company's securities in GVI. The related party debt increase of $731,385 was comprised of a $235,000 real estate purchase by Finally Communities to a company in which an officer has ownership. Finally Communities was in default on this at December 31, 1998. The Company also received $452,610 of debt from a shareholder, payable at 12% and 18% interest, to fund operations. Of this debt, 67,485 was debt with Finally Commuities. The remainder of new debt with this shareholder of $385,125 requires interest only payments until April of 1998 at which thime monthly payments of $9,428 are required. In March 1998, the Company sold Finally Communities to the President (Buyer) of Finally Communities. Under terms of this agreement, the Buyer purchased all of the assets and stock of Finally Communities in exchange for all Company stock he received under the May 1997 purchase of Finally by the Company and the assumption of all Finally Communities debt.

In addition, the Company will need to raise additional capital to successfully complete certain acquisitions. In December 1997, the Company entered into a letter of intent for the purchase of a screen printing and embroidery company ("the Printing Company"). Under terms of the letter of intent, the Company would purchase the Printing Company through issuance of $2.3 million of its common stock, cash payments of $300,000 which will be used for the company's operations and assumption of capitalized leases of approximately $175,000. Two thirds of the stock subject to issuance will be subject to earnout consideration. One Hundred forty-five thousand of the cash payment had been advanced to the Printing Company at April 6, 1998 in the form of a note receivable. The success of this purchase is subject to negotiating terms of a definitive purchase agreement and completion of final due diligence. As of April 6, 1998 the Company was contractually committed to provide another $155,000 to the Printing Company. The $155,000 of funds advanced to the Printing Company through April 6, 1998 were obtained primarily through debt issuances of $120,000 with a shareholder.

In addition, in March 1998, the Company entered into an acquisition letter of intent with a company that designs and markets licensed branded apparel (the Apparel Company). Under terms of the letter of intent, the owner of the Apparel Company would receive $3.2 million in Company stock; 5% of this stock would be issued at the acquisition date and the remaining stock would be issued over 3 years based on contingent earnout consideration. Under terms of this letter of intent the Company is contractually obligated to provide $100,000 to buyout a partner in the Apparel Company and $200,000 for working capital purposes for the Apparel Company. An additional $500,000 is payable to the Apparel Company's former partners from guaranteed sub-licensee royalties although the Company is obligated for the $500,000 if no sub- licensee royalties are paid.. The Company plans on obtaining these funds through private placement of the Company's common stock and sale of the Company's investment in GVI. The success of this purchase is subject to negotiating terms of a definitive purchase agreement and completion of final due diligence.

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


                                   AMERICAN RESOURCES AND
                                   DEVELOPMENT COMPANY
                                      (Registrant)




Date: April 28, 1998       By:  /s/Tim Papenfuss
                                   ------------
                                   Tim Papenfuss
                                   Chief Financial Officer