Form 10QSB/A
period 1997-09-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1998-05-01
CIK 812555

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

                                 Yes [ ] No [X]

Part I     Financial Information

Item 1:    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 1997 and
 March 31, 1997............................................................    3

Condensed Consolidated Statements of Operations - Six months ended
 September 30, 1997 and 1996 and Three Months  Ended September 30,
 1997 and 1996.............................................................    5

Statements of Stockholders' Equity.........................................    6

Condensed Consolidated Statements of Cash Flows - Six months ended
 September 30, 1997 and 1996 and Three Months Ended
 September 30, 1997 and 1996...............................................    7

Notes to Condensed Consolidated Financial Statements - September 30, 1997..    9


Item 2:    Management's Discussion and Analysis or Plan of Operation.......   19


Part II    Other Information

Item 1.    Legal Proceedings...............................................   22

Item 2.    Changes in Securities...........................................   22

Item 3.    Defaults upon Senior Securities.................................   22

Item 4.    Submission of Matters to a Vote of Security Holders.............   22

Item 5.    Other Information ..............................................   22

Item 6.    Exhibits and Reports on Form 8-K................................   22

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                        CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)

                      September 30, 1997 and March 31, 1997

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Consolidated Balance Sheets


                                     ASSETS

                                                  September 30,        March 31,
                                                      1997                1997
                                               ------------------    ---------------
                                                    (Unaudited)

CURRENT ASSETS

  Cash                                         $           40,161    $        47,850
  Accounts receivable                                      77,120             41,349
  Real estate inventories                                 753,131            932,439
  Merchandise inventory                                   588,779            291,169
  Prepaid and other current assets                         20,130             23,682
  Current portion of contract receivable                    1,955                472
                                               ------------------    ---------------

    Total Current Assets                                1,481,276          1,336,961
                                               ------------------    ---------------

PROPERTY AND EQUIPMENT

  Model home and condominiums                             180,988            133,954
  Furniture, fixtures and equipment                       155,235            146,412
  Vehicles                                                 43,252             17,852
                                               ------------------    ---------------

    Total Depreciable Assets                              379,475            298,218

  Less: accumulated depreciation                         (116,770)           (97,965)
                                               ------------------    ---------------

    Net Property and Equipment                            262,705            200,253
                                               ------------------    ---------------

OTHER ASSETS

  Land held for development (Note 2)                   12,085,277         11,475,016
  Goodwill                                                244,552            252,912
  Long-term portion of contract receivable                 55,993             55,993
  Deposits                                                  1,970              1,970
                                               ------------------    ---------------

    Total Other Assets                                 12,387,792         11,785,891
                                               ------------------    ---------------

    TOTAL ASSETS                               $       14,131,773    $    13,323,105
                                               ==================    ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30,        March 31,
                                                                   1997                1997
                                                            ------------------    ---------------
                                                                 (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                          $        1,259,475    $     1,151,894
  Accrued expenses and other current liabilities                     1,225,445          1,108,635
  Current portion of notes payable (Note 3)                          1,225,123          1,213,866
  Current portion of capital lease obligations                          14,556             12,238
  Current portion, notes payable - related parties                     231,000                  -
                                                            ------------------    ---------------

    Total Current Liabilities                                        3,955,599          3,486,633
                                                            ------------------    ---------------

LONG-TERM DEBT

  Commission payable                                                    90,000             90,000
  Long-term portion of notes payable (Note 3)                        6,563,144          6,356,331
  Long-term portion of capital lease obligations                         7,369             13,394
  Notes payable, related parties                                       775,619            319,039
                                                            ------------------    ---------------

    Total Long-Term Debt                                             7,436,132          6,778,764
                                                            ------------------    ---------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST (Note 1)

PREFERRED STOCK, par value $0.001 per share: 100,000
  and 100,000 Series D shares; and 500,000 and -0- Series E
  shares, issued and outstanding, respectively. (Note 6)                     -                  -
                                                            ------------------    ---------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.001 per share: 10,000,000
   shares authorized; issued and outstanding: 102,220
   Series B shares, 150,000 Series C shares (Note 6)                       252                252
  Common stock, par value $0.001 per share: 125,000,000
   shares authorized; issued and outstanding: 1,851,486
   and 1,835,486 shares issued 1,695,666 and 1,674,666
   shares outstanding, respectively                                      1,851              1,835
  Additional paid-in capital                                        13,194,871         13,021,721
  Accumulated deficit                                              (10,456,932)        (9,966,100)
                                                            ------------------    ---------------

    Total Stockholders' Equity                                       2,740,042          3,057,708
                                                            ------------------    ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $       14,131,773    $    13,323,105
                                                            ==================    ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                                        AMERICAN RESOURCES AND DEVELOPMENT
                                       Consolidated Statements of Operations


                                           For the Six Months Ended             For the Three Months Ended
                                                  September 30,                        September 30,
                                          1997                1996                1997               1996
                                      ---------------     ---------------    ----------------    ---------------

INCOME

  Sales - real estate                 $       333,311     $       161,000    $        322,311    $        28,000
  Sales - merchandise                         382,124                   -             220,963                  -
                                      ---------------     ---------------    ----------------    ---------------

    Total Income                              715,435             161,000             543,274             28,000
                                      ---------------     ---------------    ----------------    ---------------

COST OF SALES

  Cost of sales - real estate                 187,748              92,484             176,748             15,902
  Cost of sales - merchandise                 173,966                   -              95,826                  -
                                      ---------------     ---------------    ----------------    ---------------


    Total Cost of Sales                       361,714              92,484             272,574             15,902
                                      ---------------     ---------------    ----------------    ---------------

    Gross Profit                              353,721              68,516             270,700             12,098
                                      ---------------     ---------------    ----------------    ---------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Depreciation and amortization                27,164               1,874              14,654                869
  General expenses                            819,873             677,892             320,248            358,769
                                      ---------------     ---------------    ----------------    ---------------

    Total General and
     Administrative Expenses                  847,037             679,766             334,902            359,638
                                      ---------------     ---------------    ----------------    ---------------

    Net Loss                                 (493,316)           (611,250)            (64,202)          (347,540)
                                      ---------------     ---------------    ----------------    ---------------

OTHER INCOME AND (EXPENSES)

  Interest income                               2,265              25,228               1,483             23,190
  Other income                                 54,743               9,249               9,295              6,343
  Gain of sale of assets                       -                  177,778                   -            (58,805)
  Interest expense                            (54,524)            (13,030)            (38,181)            (5,950)
                                      ---------------     ---------------    ----------------    ---------------

    Total Other Income and
      (Expenses)                                2,484             199,225             (27,403)           (35,222)
                                      ---------------     ---------------    ----------------    ---------------

  Net (Loss) Before Income Tax
   and Minority Interest                     (490,832)           (412,025)            (91,605)          (382,762)
  Minority Interest (Note 1)                        -                   -                   -                  -
                                      ---------------     ---------------    ----------------    ---------------

  Net Loss Before Income Tax                 (490,832)           (412,025)            (91,605)          (382,762)
  Less: Provisions for (Income
   Tax)                                             -                   -                   -                  -

NET LOSS                              $      (490,832)    $      (412,025)   $        (91,605)   $      (382,762)
                                      ===============     ===============    ================    ===============

LOSS PER SHARE                        $         (0.27)    $         (0.25)   $          (0.05)   $         (0.23)
                                      ===============     ===============    ================    ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                                        AMERICAN RESOURCES AND DEVELOPMENT
                                        Statements of Stockholders' Equity


                                             Common Stock                 Preferred Stock             Additional
                                     ---------------------------   -----------------------------       Paid-in         Accumulated
                                        Shares           Amount       Shares         Amount            Capital          Deficit
                                        ------           ------       ------         ------            -------          -------

Balance, March 31, 1996                 1,835,486    $     1,835       252,220   $         252    $   11,910,212   $    (8,941,298)

Capital contributions by stock
  issuances of a subsidiary                     -              -             -               -         1,111,509                 -

Net loss                                        -              -             -               -                 -        (1,024,802)
                                     ------------    -----------   -----------   -------------    --------------   ---------------

Balance, March 31, 1997                 1,835,486          1,835       252,220             252        13,021,721        (9,966,100)

Stock issuance of a subsidiary
 for payment of interest                        -              -             -               -           143,166                 -

Common stock issued for services
 (unaudited)                               16,000             16             -               -            29,984                 -

Net loss (unaudited)                            -              -             -               -                 -          (490,832)
                                     ------------    -----------   -----------   -------------    --------------   ---------------

Balance, September 30, 1997
 (unaudited)                            1,851,486    $     1,851   $   252,220   $         252    $   13,194,871   $   (10,456,932)
                                     ============    ===========   ===========   =============    ==============   ===============

















        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                      Consolidated Statements of Cash Flows



                                                           For the Six Months Ended            For the Three Months Ended
                                                                 September 30,                          September 30,
                                                       ---------------------------------     ---------------------------------
                                                          1997               1996                1997              1996
                                                       --------------    ---------------     ---------------    --------------


OPERATING ACTIVITIES

  Net Income (Loss)                                    $     (490,832)   $      (412,025)    $       (91,605)   $     (382,762)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                              27,164              1,874              12,510               869
    Common stock issued for services and interest              30,000                  -              30,000                 -
   Changes in operating assets and liabilities:
    (Increase) decrease in inventory                         (118,302)            74,045              25,471            12,691
    (Increase) decrease in notes and accounts
     receivable                                               (35,771)            (4,625)            (25,697)           14,000
    Increase (decrease) in other current assets                 2,069             97,143              (3,881)           58,024
    Increase (decrease) in accounts payable                   107,581           (134,372)              7,603            26,034
    Increase (decrease) in other current liabilities          206,780           (112,618)             42,735            27,034
                                                       --------------    ---------------     ---------------    --------------

     Net Cash Provided (Used) by Operating Activities        (271,311)          (490,578)             (2,864)         (244,110)
                                                       --------------    ---------------     ---------------    --------------

INVESTING ACTIVITIES

  Purchases of property and equipment                          (8,823)            (5,988)             (8,042)           (5,988)
  Investment in land held for development                    (364,261)        (1,302,606)           (124,599)         (888,767)
                                                       --------------    ---------------     ---------------    --------------

     Net Cash Provided (Used) by Investing Activities        (373,084)        (1,308,594)           (132,641)         (894,755)
                                                       --------------    ---------------     ---------------    --------------

FINANCING ACTIVITIES

  Stock offering costs                                              -           (209,000)                  -          (209,000)
  Payments on long-term debt and capital lease
    obligations                                               (61,170)          (500,714)             (9,130)         (472,546)
  Common stock of subsidiary issued for cash                        -          1,007,402                   -             7,402
  Long-term borrowings                                        245,266          2,558,805              30,282           558,805
  Borrowings from related parties                             452,610                  -             124,635                 -
                                                       --------------    ---------------     ---------------    --------------

     Net Cash Provided (Used) by Financing Activities         636,706          2,856,493             145,787          (115,339)
                                                       --------------    ---------------     ---------------    --------------

INCREASE (DECREASE) IN CASH                                    (7,689)         1,057,321              10,282        (1,154,204)

CASH, BEGINNING OF PERIOD                                      47,850            790,744              29,879         3,002,269
                                                       --------------    ---------------     ---------------    --------------

CASH, END OF PERIOD                                    $       40,161    $     1,848,065     $        40,161    $    1,848,065
                                                       ==============    ===============     ===============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                For the Six Months Ended
                                                      September 30,
                                          -------------------------------------
                                                1997               1996
                                          -----------------  ------------------

CASH PAID FOR
  Interest                                $          51,329  $           14,012
  Income taxes                            $               -  $                -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services        $          30,000  $                -


















        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1997 and 1996


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

               a.  Quarterly Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with te instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's fiscal 1997 Annual Report to Shareholders. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1997 and 1996


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

               j. Profit Recognition and Capitalization of Costs Related to Real
                  Estate

               Income on real estate is recognized in accordance with the provisions of FASB-66. Revenue and profits from the sale of land and other real estate have been recognized using the full accrual method for all periods presented. As such, each sale has been determined to have been consummated, with the buyers initial and continuing investment determined to show adequate demonstration of commitment to pay. In addition, all outstanding remaining receivables related to these transactions are not subject to the future subordination and the Company no longer has a substantial continuing involvement with the property, with the buyer substantially assuming the usual risks and rewards of ownership of the property.

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

NOTE 2 -       LAND HELD FOR DEVELOPMENT

               On March 30, 1990, the Company purchased 486 acres of undeveloped land from Karl Stucki and the Stucki Family Trust for $3,004,356, and on July 31, 1990, the Company purchased 130 acres from Dynamic American Company for $610,000 which makes up he Red Hawk real estate development. On December 28, 1992, this real estate development, together with Cotton Manor/Cotton Acres was transferred to Golf Ventures, Inc. (GVI) in exchange for 3,273,728 shares of GVI common stock. The Red Hawk land (616 acres) is undeveloped, and in order for GVI to realize its investment, adequate financing will need to be obtained.

               For the year ended March 31, 1997, the Company capitalized $1,093,468 in construction period interest costs. The cost of the land is less than the estimated net realizable value of the land.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1997 and 1996


NOTE 3 -       NOTES PAYABLE

               Notes payable are comprised of the following:

                                                                            September 30,          March 31,
                                                                                1997                  1997
                                                                        -----------------    ------------------
                                                                            (Unaudited)
               Convertible subordinated debentures,
                 due June 30, 1996 bearing interest at
                 12% per annum.  Interest payable
                 quarterly, secured by land.                            $         185,000    $          185,000

               Promissory note payments through August
                 15, 2016 at $30,524 per year including
                 interest 15 10% per annum.                                       201,890               201,890

               Trust deed note payable, secured by land.
                 Interest accrued at 8% per annum.  Payable
                 $100,000 per year plus the accrued interest
                 for that year.                                                   355,890               355,890

               Note payable, unsecured, bearing interest at 12%,
                 payable in monthly installments of $13,193, plus
                 interest.                                                         79,160               105,546

               Trust deed note, secured by land and 50,000 shares
                 of the Company's common stock.  Interest accrued
                 at 15% per annum.  Principal and interest due May 31,
                 1995.  However, the note holder has not demanded
                 full payment and is accepting partial payments.                   80,575                80,575

               Promissory note secured by land. Interest  ccrued at
                 10% per annum, payable in shares of the Company's
                 common  stock.  $120,000 plus a percentage of the
                 proceeds of lot sales payable annually beginning on
                 February 1, 1991 through February 1, 1997 at which
                 time the  balance  will be due as a balloon  payment.
                 $2,000 from each  Red Hawk lot sale also applies to
                 the note.                                                        646,502               646,502

               Promissory  note  secured  by land,  bearing  interest
                 at 10.5%.  Interest  payable monthly with principal
                 and  any  accrued interest payable in full on
                 June 10, 1999.                                                 3,649,630             3,440,805

               Balance forward                                          $       5,198,647    $        5,016,208
                                                                        -----------------    ------------------




                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1997 and 1996

NOTE 3 -       NOTES PAYABLE (Continued)

               Balance forward                                          $       5,198,647    $        5,016,208

               Purchase contract and note secured by land,
                 bearing  interest at  10%.  Monthly  installments
                 of $25,000 due through May 15, 1998 with
                 remaining principal and accrued interest due in full.          2,225,669             2,246,823

               Mortgage note payable secured by real estate
                bearing interest at 11.5%.  Due in monthly
                installments of $911.                                              90,839                90,915

               Mortgage note payable secured by real estate
                 bearing interest at 11.5%.  Due in monthly
                 installments of $919.                                            116,622               116,800

               Mortgage note payable secured by real estate
                 bearing interest at 8.125%.  Due in monthly
                 installments of $879.                                             99,451                99,451

               Mortgage note payable secured by real estate
                 bearing interest at 9.5%.  Due in monthly
                 installments of $191.                                             19,927                     -

               Mortgage note payable secured by real estate
                 bearing interest at 10.5%.  Due in monthly
                 installments of $207, balance due in 59 months.                   20,079                     -

               Promissory note secured by vehicle, bearing interest
                 at 11%.  Due in monthly installments of $405.                     17,033                     -
                                                                        -----------------    ------------------

               Subtotal                                                         7,788,267             7,570,197

               Less current portion                                             1,225,123             1,213,866
                                                                        -----------------    ------------------

               Long-term portion                                        $       6,563,144    $        6,356,331
                                                                        =================    ==================

               Maturities of long-term debt are as follows:

                           March 31, 1998                               $       1,225,123    $        1,213,866
                                 1999                                           2,503,862             2,282,797
                                 2000                                           3,569,305             3,557,065
                                 2001                                              85,958                73,718
                                 2002                                              31,799                19,559
                               Thereafter                                         372,220               423,192
                                                                        -----------------    ------------------

                                                                        $       7,788,267    $        7,570,197
                                                                        =================    ==================




                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1997 and 1996


NOTE 4 -       PREFERRED STOCK

               The shareholders of the Company have authorized 10,000,000 shares of preferred stock with a par value of $0.001. The terms of the preferred stock with a par value of $0.001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company.

               SERIES B:

               At March 31, 1997, there are 102,220 shares of series B preferred stock issued and outstanding. The holders of these series B preferred shares are entitled to an annual cumulative cash dividend of not less than sixty cents per share. At March 31, 1997, there is a total of $251,450 of accrued and unpaid dividends related to the series B preferred stock which have been included in the accompanying consolidated financial statements. These series B preferred shares were convertible into shares of the Company's common stock which conversion option expired March 31, 1995.

               SERIES C:

               In September 1991, the Company purchased the Cotton Manor real estate project as follows:

                                 Cash                          $          23,601
                                 Debt assumed                            431,449
                                 Promissory note                       1,387,000
                                 Series C preferred stock                750,000
                                                               -----------------

                                                               $       2,592,050
                                                               =================

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1997 and 1996


NOTE 4 -       PREFERRED STOCK (Continued)

               CLASS D:

               As discussed in Note 9, the Company issued 100,00 shares of Series D preferred stock in exchange for 80% of the issued and outstanding common stock of FTI. This Series D preferred stock entitles the holder to dividends on the same basis had their shares been converted into common stock. In addition, after June 30, 2000 but before September 30, 2000, holders of these Series D shares of preferred stock shall have the right to convert such shares into shares of common stock of the Company at the rate of the number of the Company's common stock equal to the number that is represented by the total net income of FTI for the three year period ended March 31, 2000 divided by $1,000,000 times ten divided by seventy percent of the average trading price of the Company's common stock on September 30, 2000, holders of these Series D preferred shares may convert such shares into shares of FTI if the total net income of FTI for the three year period ended March 31, 2000 is equal to or exceeds $1,000,000 at a rate equal to that number of FTI common stock that is equal to 61.5% of the outstanding common stock of FTI as of September 30, 2000, divided by 100,000

               CLASS E:

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

               Because of he conversion provisions of these Series D and E preferred shares, they have been reflected separately from equity in the accompanying consolidated financial statements.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1997 and 1996


NOTE 6 -       ACQUISITIONS

               As discussed in Note 1, the Company acquired 80% of he issued and outstanding common stock of Fan-Tastic, Inc. (FTI) in exchange for the issuance of 100,000 shares of the Company's Series D preferred stock. FTI is a franchiser and owner of retail entertainment and sports stores doing business as Fan-A Mania. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The acquired interest was valued at $252,912, which represents liabilities assumed in excess of assets acquired which has been reflected as goodwill. This goodwill was entirely offset with a valuation allowance to reflect the uncertainty as to the recoverability of the goodwill. In addition, the FTI acquisition involves contingent consideration based on FTI achieving specified earnings (see Note 4. The additional cost of contingent consideration shall be recognized in the period that the contingency is resolved.

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

               Notes payable to related parties at September 30, 1997 as reflected in the accompanying consolidated financial statements consists of the $269,039 payable to the former 20% common stock shareholders of FTI. These balances are not expected to be repaid in the current period and therefore have been reflected as long-term in the accompanying consolidated financial statements. The Company also arranged a 12% interest bearing loan for FTI from a major shareholder. The balance of this loan at September 30, 1997 was $353,000

               In May 1997, the Company organized a corporation to develop and sell vacation ownership interest in various resorts initially located in the state of Arkansas and develop and market other new vacation products. The unrelated party will serve as president of the new corporation and will receive 500,000 shares of the Company's newly issued Series E convertible preferred stock with 25,400 of those preferred shares immediately convertible into common stock of the Company. The balance of the Series E preferred stock is convertible into common stock of the Company after June 30, 1999. According to the terms of the agreement, the Company arranged for a loan of $50,000 to be made to the new corporation.

               A note payable of $231,000 from FCA to a company in which an officer of FCA has ownership was signed in May 1997 for property purchased by FCA for development. FCA was in default on this note at September 30 and new payment terms are currently being negotiated.

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

NOTE 8 -       SUBSEQUENT EVENTS

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

               In August 1997, the Company's Board of Directors approved the 1997 American Resources and Development Company Stock Option Plan (Option Plan). Under the Option Plan, 500,000 shares of the Company's common stock are reserved for issuance to Directors and employees. Options are granted at a price and with vesting terms as determined by the Board of Directors. In October 1997, the Board of Directors granted options to purchase 140,000 shares of stock at $2.00. These options are exercisable beginning March 31, 1998, are excercisable over staggered periods and expire after ten years.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1997 and 1996


NOTE 8 -       SUBSEQUENT EVENTS (Continued)

               In December 1997, the Company entered into a letter of intent for the purchase of a screen printing and embroidery company ("the Printing Company"). Under terms of the letter of intent, the Company would purchase the Printing Company through issuance of $2.3 million of its common stock, cash payments of $300,000 which will be used for the Company's operations and assumption of capitalized leases of approximately $175,000. One hundred forty five thousand of the cash payment had been advanced to the Printing Company at April 10, 1998 in the form of a note receivable. Two-thirds of the stock subject to issuance will be subject to earnout consideration. The success of this purchase is subject to negotiating terms of a definitive purchase agreement and completion of final due diligence.

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

         The Company experienced a net loss of $490,832 for the six months ended September 30, 1997 compared with a net loss of $412,025 in the comparable 1996 period. The loss for the three months ended September 30, 1997 was $91,605 as opposed to the loss of $382,762 for the three months ended September 30, 1996. The larger loss for the three months September 30, 1996 was primarily due to only $28,000 in real estate sales from its subsidiary Golf Ventures as opposed to $333,311 in real estate sales for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had total assets of $14,131,773, total liabilities of $11,391,731 and total stockholders equity of $2,740,042 compared with total assets of $13,323,105, total liabilities of $10,265,397 and total stockholders equity of $3,057,708 at March 31, 1997. The increase in total assets of $808,668, is due primarily to $610,261 of capitalized development related interest and improvement in GVI and net increases in store merchandise inventories and real estate inventories of $118,302. Store merchandise inventories increased as Fan-Tastic prepared for the Christmas retail sales. Total liabilities at September 30, 1997 increased $1,126,334, or 11%, from March 31, 1997. The increase is due to increases in long term debt of $116,813 an increase in related party debt of $687,610, and an increase in current liabilities of $327,936. The related party debt increase was comprised of a $235,000 real estate purchase by Finally Communities from a shareholder and $452,610 of debt from a shareholder to the Company and its subsidiaries for working capital purposes.

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

In addition, in March 1998, the Company entered into an acquisition letter of intent with a company that designs and markets licensed branded apparel (the Apparel Company). Under terms of the letter of intent, the owner of the Apparel Company would receive $3.2 million in Company stock; 5% of this stock would be issued at the acquisition date and the remaining stock would be issued over 3 years based on contingent earnout consideration. Under terms of this letter of intent the Company is contractually obligated to provide $100,000 to buyout a partner in the Apparel Company and $200,000 for working capital purposes for the Apparel Company. An additional $500,000 is payable to the Apparel Company's former partners from guaranteed sub-licensee royalties although the Company is obligated for the $500,000 if no sub-licensee royalties are paid.. The Company plans on obtaining these funds through private placement of the Company's common stock and sale of the Company's investment in GVI. The success of this purchase is subject to negotiating terms of a definitive purchase agreement and completion of final due diligence.

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