Form 10KSB
period 1998-03-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1998-08-04
CIK 812555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-KSB



         Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended March 31, 1998, or

         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition period from ________________ to ____________________

                         Commission file number 0-18865


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                   ------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


              Utah                                     87-0401400
              ----                                     ----------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)


3855 S. 500 W., Salt Lake City, Utah                   84115
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)        (Zip Code)

                                  (801)363-8961
                                  -------------
                (Issuer's Telephone Number, Including Area Code)


              Securities registered under Section 12(b) of the Act:

      Title of each class       Name of each Exchange on which Registered
      -------------------       -----------------------------------------
              None                               None

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year was $1,093,110.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of July 24, 1998 was $841,187.

         The number of shares outstanding of the issuer's common equity, as of July 24, 1998 was 3,215,596.

                Documents Incorporated by Reference:        None

         Transitional Small Business Disclosure Format:   Yes     No X
                                                          ------- ------

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS                                              3

ITEM 2.  DESCRIPTION OF PROPERTY                                              9

ITEM 3.  LEGAL PROCEEDINGS                                                    9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  9


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             9


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION                                                        11

ITEM 7.  FINANCIAL STATEMENTS                                                13


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                            13

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   13

ITEM 10. EXECUTIVE COMPENSATION                                              15

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      17

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      18

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    18

         The information contained in this second amended Form 10-K for the fiscal year ended March 31, 1998, is as of the latest practicable date except for financial information which relates to the fiscal year.


                                     PART I


Item 1.  Description of Business.

GENERAL

         American Resources and Development Company ("ARDCO" or the "Company") was incorporated under the laws of the State of Utah on March 13, 1983, under the name of Leasing Technology, Incorporated. In March, 1997 the Company changed its name to American Resources and Development Company. The Company, through various subsidiaries, owns a franchisor and owner of retail entertainment and sports stores, a screen printing and embroidery company, a master licensee of product using the U.S. Polo Association trademark and an apparel manufacturer using the U.S. Polo Association trademark and an investment in a regional developer and management provider of golf courses and related developments. When used throughout this report, the Company shall include the subsidiaries of the Company unless the context indicates otherwise. In addition to the above businesses, the Company is actively reviewing other acquisition possibilities wherein the Company could acquire an interest in products, properties, technologies and/or businesses believed by management to hold potential for profit. The nature of any acquisition and the manner of any acquisition cannot be determined at the present time and will be subject to the business judgment of management of the Company. There is no assurance that the Company will be able to acquire an interest in any other product, property, technology, or business.

         The Company's present executive offices are located 3855 South 500 West, Suite R., Salt Lake City, Utah 84115 and its telephone number is (801) 363-8961. As of July 24, 1998, the Company had one hundred two (102) full fulltime equivalent employees. On March 27, 1997, the Company effected a 1 for 20 reverse stock split of its common stock.

FAN-TASTIC, INC.

         In March, 1997, the Company acquired 80% of the outstanding shares of Fan-Tastic, Inc., a Utah Corporation ("Fan-Tastic") and acquired the remaining 20% in June 1998, effective March 31, 1998. Fan-Tastic is a franchisor and owner of retail entertainment and sports stores, dba Fan-A-Mania, based in regional shopping malls. As of July 24, 1998, Fan-Tastic owned 4 of its own stores with 1 in Utah and 3 in Oregon and 11 franchisees in the states of Utah, Wyoming, Pennsylvania, Texas, and countries of Barbados, Canada and Japan. Fan-Tastic opened its first Fan-A-Mania store in October 1995.

         Fan-A-Mania  stores  carry a broad  range of sports  and  entertainment products purchased from national vendors who are licensed with various organizations including the following entertainment and sports companies:
Disney, Warner Brothers, Public Television (Sesame Street), National Football League, National Basketball Association, Major League Baseball, and National Hockey League. Products carried range from apparel for ages ranging from toddlers to adults, collectibles and souvenirs for fans of entertainment and sports.

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

         With the sales of each franchise unit, Fan-Tastic receives a franchise fee of $19,500, and a royalty fee on ongoing sales of 3 1/2%. Principal services Fan-Tastic provides to its franchisees are as follows:

         -        Site evaluation and selection and lease negotiation.
         -        Store design and merchandising and display plans.
         - Lower inventory costs from negotiated volume pricing and simplified buying through a consolidated buying program.
         - Inventory control through a consolidated point of sale software and chain wide identification of hot selling products.
         - Four days of initial training at the corporate office covering all phases of store operations; product purchasing, store promotions, etc. using the proprietary Fan-A-Mania operations manual. This initial training is followed closely with four days of training at the opening of the store and on-going follow-up training.

         International Franchising

         Fan-Tastic's marketing efforts have resulted in international interest in the concept, with a first store opening in Bridgetown, Barbados, in December, 1996, and the signing of a master franchise agreement with a Japanese company that opened its first store in December 1997. Management of Fan-Tastic believes a strong area of growth will be in the international market due to the growing interest in American entertainment and sports in the global marketplace.

         Seasonality

         Approximately 36% of annual Fan-Tastic sales have occurred in the months of November and December.

              Suppliers

         Fan-Tastic purchases product from a number of national licensed sports and entertainment manufacturers including Starter, Inc., New Era, Champion, Applause, Brazos Sportswear and Changes. Fan-Tastic is not dependent upon any one supplier.

         Competition

         The entertainment and sports products industry is quite competitive. Most mass merchants carry entertainment and sports products and thus provide competition on an indirect basis. However, management believes service and atmosphere differentiate the marketing approach of Fan-A-Mania products from the marketing approach of mass merchants. Direct competition in malls where Fan-A-Mania stores are located comes primarily from national chains such as Disney, Warner Brothers, and Champs. Currently, there are no Fan-A-Mania stores in malls with these stores, although direct competition exists with smaller sports stores. Management believes that Fan-A-Mania has differentiated itself for marketing purposes by selling both entertainment and sports products and by having an attractive appearance.

         Fan-Tastic also competes with other franchisers for prospective franchisees. However, there is very little direct competition for prospective franchisees since Fan-A-Mania is currently the only entertainment and sports apparel, collectible and souvenir oriented franchisor known to management. Fan-Tastic also competes for suitable store locations from a wide variety of retailers.

         Trademarks

         Fan-Tastic owns the registered mark, "Fan-A-Mania" for retail stores featuring entertainment and sports memorabilia and clothing.

         Employees

         As of July 24, 1998, Fantastic had 21 full time equivalent employees.

PACIFIC PRINTING AND EMBROIDERY L.L.C.

In May 1998, the Company acquired approximately 83% of the outstanding shares of Pacific Printing and Embroidery L.L.C. (PPW). Liabilities assumed in excess of assets acquired was $532,582 and 258,782 shares of the Company's common stock were issued to PPW shareholders with a guaranteed share value of $5.00. Depending on PPW's performance over the next three years, up to 258,782 additional shares of the Company's common stock will be issued for this acquisition if minimum earnings levels are met (See Note 2 to the financial statements.) PPW is active in the contract screenprinting and embroidery business and is based in Portland, Oregon.

Industry Trends

PPW  performs  contract  screenprint,  embroidery  and  finishing  services  for customers,  the majority of which are in the decorated  sportswear  market.  The decorated sportwear market, based upon industry data, accounted for approximately $14.3 billion of retail level sales in the United States in 1996, with a compounded annual growth rate of approximately 8.8% since 1991. PPW believes growth in the decorated sportswear market has resulted from: (i) an increased preference for comfortable apparel selections; (ii) more flexible dress codes, including greater acceptance of casual clothes in the workplace;
(iii) a heightened emphasis on physical fitness, including increased participation in sports; (iv) improved characteristics that have enhanced consumer appeal, including improvements in fabric weight, blends and construction, and increased offerings of size, color and style; (v) the enhancement of screenprinted graphics and embroidered designs primarily resulting from more advanced manufacturing equipment and processes; and (vi) the increased use of "attitude" apparel. PPW believes that these trends should continue to drive industry growth.

Business Strategy

PPW intends to increase its revenues and position itself as a leading national screen print and embroidery contracter by continuing to pursue the following business strategies:

Contract Services. PPW designs graphics for its larger apparel customers that are sold under particular customers' labels. PPW will then screenprint or embroidery these designs on blanks provided by the customers. PPW's new product focus during the past six months has been on high-density printing. High-density printing is a screenprinting term for a process that leaves a 3-D, sharp-edged print with excellent detail. PPW hired an industry expert in March 1998, Michael Beckman, PPW Vice President of Operations, who oversees PPW's high-desity printing. Mr. Beckman has been honored by industry experts with significant awards for his creative designs and inks. During the past six months PPW has been creating high-density samples for its current customer as well as several new customers. PPW has also been able to grow its business by specializing in reflective inks, environmentally safe water based printing and puff inks.

Private Label Products. PPW manufactures private label products for certain of its larger retail customers. PPW designs each private label product by working closely with a customer, creating a unique decorated sportswear line that is sold under that customer's label.

Other. Other products include printing on athletic uniforms for Nike, Inc's organized sports. PPW also produces custom designed graphics and screenprinting for corporate accounts.

Design And Sales Staff. PPW employs a staff of approximately 4 graphic design artists who work closely with customers to create designs for its customers sportswear lines. PPW employs six external and three internal sales people who work closely with existing and new customers to ensure customer needs are met.

Customers

PPW's primary sales are through national decorated sportswear companies including: Nike, Columbia Sportswear, Dr. Martens, Speedo and Jantzen. In fiscal 1998, PPW's sales to major customers were as follows: Nike, Inc. 22%, Jantzen 21% and Columbia Sportswear 13%.

Sources of Raw Materials

PPW does not enter into long-term contracts with its suppliers. PPW buys its inks and embroidery thread from approximately eight suppliers. PPW is not dependent on any one supplier. The majority of blank apparel screen printed and embroidered is provided by its customers.

Production and Manufacturing

PPW is committed to controlling costs and improving operating efficiencies. PPW concentrates on the high value-added production processes of custom design, screen printing and embroidery at its manufacturing facility. Production of PPW's products requires applying garment decorations through screen printing or embroidery.

Screen Printing. The screen printing process begins with the preparation of a design by PPW's artists. PPW tests new designs for printability and color dynamics and produces sales and production samples. PPW also stocks over 140 pigment colors and numerous ink bases, which allows for in-house development of new ink applications and techniques. In the printing process, screens are positioned in automatic printing presses where inks are pressed through the screen to duplicate the design on the garment. Garments bearing designs on different portions of the garment may move through the printing process several times. Following printing, the garments are dried, making the printed design permanent and washable.

PPW operates five automatic screen printing presses and seven manual screen printing presses. Most of the automatic presses are color printing presses with eight to fourteen color printing. Each press is operated by a team of employees. PPW believes that this approach contributes to the flexibility, quality and speed of its production process. PPW believes that its capacity is sufficient for its needs and that during seasonal peaks sufficient sources of outside production are available to PPW to meet its production needs, if necessary.

Embroidery. The embroidery process begins with the preparation of a design by PPW's artists. PPW tests new designs for embroiderability as it relates primarily to stitch count and color selection and produces sales and production samples. After all designs are approved, the design that is to be embroidered is formatted onto a computer disk, which is then programmed into the embroidery machine. Each embroidery machine has multiple sewing heads, permitting two to sixty-one garments to be embroidered at one time. Garments are trimmed, packed in PPW's warehouse and shipped directly to the customer or to other Company facilities for distribution to the customer. PPW operates seven fully automated, multi-head embroidery machines.

Quality Control. PPW maintains several quality control checkpoints monitoring all phases of production and ensuring that garments meet PPW's its customers quality standards.

Product Shipment. PPW believes responding quickly to customer requirements and meeting delivery schedules consistently are important factors in its business. Customers generally select the specific art designs to be printed on ordered garments periodically for delivery within as few as one week following the design selection. PPW can place garments on hangers before shipping, affix price tags and other product information, and can ship garments polybagged or folded. These services reduce the time required to prepare the garments for display and thereby enable customers to stock their racks and shelves more quickly. PPW's customers generally bear all shipping costs.

Regulation

PPW is subject to federal, state and local environmental laws and regulations, including laws relating to employee knowledge of, exposure to, and disposal of inks, dyes, photographic chemicals and cleaning solvents. PPW believes that its operations comply in all material respects with applicable environmental laws and regulations. Although PPW continues to make capital expenditures for environmental protection, it does not anticipate that significant expenditures will be required to remain in compliance with environmental requirements. There can be no assurance, however, that future changes in such laws and regulations will not have a material effect on PPW's operations.

Competition

The screen printing industry is highly competitive. PPW competes with numerous screen printing and manufacturing vendors, including those with their own line of licensed and branded product. PPW also competes through a combination of graphics and decorating techniques. Competitive factors include product quality, access to popular licenses, price, ability to meet delivery requirements and other aspects of customer service, changes in styles and consumer preferences.

Employees

At July 24, 1998, PPW employed approximately 80 full-time employees. PPW believes that its employee relations are good.


GOLF VENTURES, INC.

         As of April 6, 1998, the Company owned 502,746 shares of common stock of Golf Ventures, Inc. (hereinafter "GVI"), a publicly held Utah corporation. As of April 6, 1998, such shares represented approximately 5.3% of the issued and outstanding common stock of GVI. This percentage was prior to the conversion of U.S. Golf Communities Preferred Stock into common stock, which conversion occurred by July 1998 and reduced the Company's holdings to approximately 1.4% of the issued and outstanding Common Stock of GVI. In connection with GVI's merger with U.S. Golf Communities, Inc. described below, and to settle all services provided by the Company to GVI, and for the assumption of certain contingent liabilities by the Company, GVI, in July 1998, issued the Company 862,000 shares of common stock. As of July 24, 1998, the Company owned 1,277,000 shares of commons stock of Golf Ventures, Inc. which represents less than 3% of the outstanding shares of GVI.

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

FINALLY COMMUNITIES, INC.

         On May 20, 1997, the Company entered into an agreement with William R. Vowell to organize and operate Finally Communities, Inc. Finally was organized in order to develop and sell vacation ownership interests in various type resorts initially located in Fairfield Bay, Arkansas. Mr. Vowell, who is president of Finally, received 500,000 shares of the Company's Series E convertible preferred stock. 25,400 shares of the Series E preferred stock was immediately convertible into common stock. The remaining shares of Series E preferred stock were convertible into the Company's common stock after June 30, 1999, and upon completion of the March 31st, 1999 audit of Finally with a conversion rate based on a 2 year pre-tax income of Finally and the average trading price of the Company's common stock.

         Subsequent to the merger of GVI with U.S. Golf Communities the Company's management made a decision to discontinue the remainder of its real estate operations. On March 22, 1998, the Company sold its shares in Finally Communities, Inc. to William R. Vowell in exchange for the return of the stock previously issued to Mr. Vowell

QUADE, INC.

         On March, 17, 1998, the Company signed a Letter of Intent to acquire one hundred percent (100%) of the outstanding common stock of Quade, Inc. On July 23, 1998 the Company completed its purchase of Quade, Inc. by issuing 213,333 shares of its common stock and by loaning Quade $115,000. These shares include 32,000 shares that have a guarantee of $5.00 per share based on the average asking price of the Company's common stock for the six months ended March 31, 1999. The Company will also pay $100,000 to a former partner of Quade, Inc. by December 31, 1998 and an additional $714,000.00 is payable to Quade's former partner from guaranteed sub-licensee royalties, even in the event no sub-licensee royalties are paid. Depending on Quade's performance over the next three years, additional shares of the Company's common stock will be issued for this acquisition if minimum earnings levels are met as follows:

Fiscal                    Earnings Before Income Taxes                  Common Shares Issuable
 Year                       Low                High                   Minimum             Maximum

1999                      $27,671             $81,500                  47,408             142,222
2000                     $251,166            $754,000                  47,376             142,222
2001                     $499,900          $1,499,200                  47,423             142,222

         The additional shares that are issued to Quade, Inc. also have a guaranteed value of $5.00.

         The Company is also obligated to provide an additional $125,000 to Quade for working capital purposes and will provide a letter of credit for up to $200,000 for Quade to make apparel blank purchases.

         In 1997, Quade, Inc., acquired from the U.S. Polo Association ("US Polo") the exclusive master licenses rights to the US Polo name for the United States and Canada. For the last year Quade, Inc., has been developing this property including signing agreements with four sub-licensees, and serving as licensee for knit tops including t-shirts, fleece and polo shirts. Additional information on the operations of Quade, Inc. will be forthcoming in the Company's June 30, 1998 10-QSB.

Item 2.  Description of Property.

         The Company's and Fan-Tastic's executive offices and warehouse space are located at 3855 South 500 West, Suite R, Salt Lake City, Utah 84115 and is approximately 4,000 square feet of combined space. Fan-Tastic leases retail mall space for its four stores that average approximately 2,000 square feet. PPW rents a 45,000 square foot office and screenprinting/embroidery facility in Portland, Oregon. Lease commitments from fiscal 1998 through fiscal 2004 are $368,885, $373,374, $380,097, $327,925, $112,001, and $30,216, respectively.

Item 3.   Legal Proceedings.

         No material legal proceeding is pending at this time.

         On December 18, 1997, the Securities and Exchange Commission (hereinafter the "Commission") filed a civil enforcement action complaint, 2:97CV 0963K in the United States District Court for the district of Utah, Central Division, against George Badger, former president of the Company, Karl Badger, president of the Company, and others, alleging violations of the general anti-fraud provisions of the federal securities laws. The complaint alleges that George Badger directed a scheme to manipulate the market for securities issued by GVI through payments to various broker-dealers and registered representatives. The complaint alleges that Mr. Karl Badger arranged for some of these payments. The complaint seeks a permanent injunction against future violations of the federal securities laws, a court order prohibiting the defendants from future participation in offerings of penny stocks and disgorgement of alleged profits. Mr. Karl Badger has filed an answer to the complaint denying the material allegations thereof, and filed Motions to Dismiss, and intends to vigorously defend the action. At the present time, the Company has agreed to advance legal expenses for Karl Badger in connection with this matter. On July 14, 1998, Karl Badger resigned as President of the Company and accepted a position as Vice President.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

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

Calendar Quarters                 High Bid          Low Bid
-------------------------------------------------------------

1995
------
1st Quarter                          3.80             2.60
2nd Quarter                         10.00             5.00
3rd Quarter                          2.60             1.20
4th Quarter                          3.80             1.20

1996
------
1st Quarter                         3.80              1.20
2nd Quarter                         3.80              1.20
3rd Quarter                         3.00              1.20
4th Quarter                         2.50              0.60

1997
------
1st Quarter                         6.50              2.50
2nd Quarter                         5.50              2.75
3rd Quarter                         5.25              2.00
4th Quarter                         1.75               .875

1998
------
1st Quarter                         3.00              1.00
2nd Quarter                         2.625             1.0625
                                    ========================

         As of July 24, 1998, the Company had 2,931,487 shares of its common stock issued and outstanding, and there were approximately 1,300 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On March 17, 1997, the Company acquired 80% of the outstanding shares of Fan-Tastic for 100,000 shares of the Company's Series D Convertible Preferred Stock. These shares were issued to the 8 shareholders of Fan-Tastic, each of which signed an investment letter. The Company believes that the issuance of these shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). On May 29, 1998, the Company acquired the remaining 20% of Fan-Tastic and exchanged the 100,000 shares of Series D preferred stock for 400,000 shares of its common stock.

         On May 20, 1997 the Company entered into an agreement with William R. Vowell to form Finally Communities, Inc. In consideration of Mr. Vowell's time and effort to develop the Finally business, the Company issued Mr. Vowell 500,000 shares of Series E Convertible Preferred Stock. The Company believes that the issuance of these shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). In connection with the Company's sale of its shares in Finally Communities, Inc. in February, 1998, these shares were returned to the Company.

         In June 1997, the Company issued 16,000 shares to two consultants for promotional and advertising services. Based on the knowledge, experience and economic strength of these persons, the Company believes these two transactions were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2).

         On March 10, 1998, the Company sold 24,000 shares of its common stock for $30,000 to an investor. The Company believes that the shares were exempt from registration under the Securities Act of 1933 pursuant to Rule 505 of Regulation D promulgated thereunder.

         In April 1998, the Company sold 36,000 shares of its common stock for $45,000 to an investor. The shares were exempt from registration under the Securities Act of 1933 pursuant to Rule 505 of Regulation D promulgated thereunder.

         In May 1998, effective March 31, 1998, the Company acquired over 80% of the outstanding shares of Pacific Printing and Embroidery, L.L.C., for 258,782 shares of the Company's common stock. The issance of these shares were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

         On July 14, 1998 the Company issued 300,000 shares to Mr. George Badger for prior services. Based on the knowledge, experience and economic strength of Mr. George Badger, the Company believes this transaction is exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

         On July 14, 1998 the Company issued 56,000 shares to Mr. Don Pickett for prior services. Based on the knowledge, experience and economic strength of Mr. Pickett, the Company believes this transaction is exempt from registration under the Securities Act of 1933 Section 4(2).

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

         The following information, on a fiscal year basis, is derived from the consolidated financial statements of the Company. Such financial statements include the Company and its subsidiaries.

RESULTS OF OPERATIONS

For the Fiscal Year Ended March 31, 1998, Compared to the Fiscal Year Ended March 31, 1997.

         Fan-Tastic, Inc. was acquired by the Company in March 1997 and contributed $1,093,110 in merchandise and franchise fee revenue for the fiscal year ended March 31, 1998. The Company's acquisition of Fan-Tastic, Inc. was accounted as a purchase combination, and therefore no Fan-Tastic revenue was recorded by the Company in fiscal 1997. Pro forma unaudited revenue for Fan-Tastic for the fiscal year ended March 31, 1997 was $875,532. Fan-Tastic revenue for the fiscal year ended March 31, 1998 consisted of $964,450 in retail sales and $128,650 in franchise fees and royalties. Fan-Tastic pro forma revenues for the comparable 1997 period were $696,866 in retail sales, product wholesale sales of $131,166 and franchise fees and royalties of $47,500. Management attributes approximately $97,000 of the increase in retail store sales in 1998 to the inclusion of sales for the entire 1998 fiscal year from a store which was open for only five months in fiscal 1997. Management attributes approximately $170,000 of the increase in retail store sales to improvements in store design and appearance and improved product mix. Franchise sales and royalties increased in fiscal 1998 due to an increase in Fan-Tastic's franchising marketing budget. The Company anticipates that its revenues from franchise sales and royalties will be double or perhaps slightly more than double the fiscal 1998 level in fiscal 1999 based on franchise sales recorded through July 1998 and based on management expectations for the results of an increase in Fan-Tastic's marketing budget. Management anticipates retail store sales could decrease by approximately $150,000 due to closure of two stores in June 1998. These stores were operated under temporary leases and will not be replaced unless acceptable permanent locations in Utah or Oregon with favorable lease terms can be found by October 1998.

         In May 1998, the Company also acquired Pacific Print Works, effective March 31, 1998. This contract screen printing and embroidery company had pro forma revenue for the year ended March 31, 1998 of $2.4 million.

         The Company's former subsidiary, Golf Ventures, Inc. (GVI) merged with U.S. Golf Communities in November 1997, which resulted in GVI operations being reflected as discontinued operations for the years ended March 31, 1998 and 1997. Actual sales of GVI increased in fiscal 1998 by $137,126 due to additional real estate lot sales. The sales increase was primarily due to additional inventory becoming available as a result of additional funds provided by a lender.

         Fan-Tastic had a gross profit of $318,705 or 29.2% of sales. Gross profit from the GVI and Finally Community discontinued operations was $216,318 for the year ended March 31, 1998.

         Total operating expenses from continuing operations increased from $2,329,071 for the year ended March 31, 1998 as compared to $522,309 for the year ended March 31, 1997. This increase was due primarily to 1) Fan-Tastic, the Company's new subsidiary, incurring general and administrative expenses of $671,134; 2) the Company writing down $756,797 of goodwill from the Fan-Tastic purchase in what is a one time charge; and 3) recording expenses for the issuance of stock options and stock that resulted in an expense of $441,315. The expense for stock issuances included $267,000 for stock issued due to services performed by a former Company President and is not expected to be recurring.

         The Company's other income and expenses decreased by $161,466 primarily due to a decrease of approximately $75,000 in the gain on sale of the Company's investment in GVI and due to an increase of approximately $101,000 in interest expense. The increase in interest expense was from debt incurred on Fan-Tastic and the Company for fiscal 1998. Interest paid for the Company's discontinued operations in GVI for fiscal 1998 and 1997 were capitalized as part of the development costs.

         The Company's $1,720,387 gain on disposal of discontinued operations was primarily due to the 862,000 of GVI shares received from the GVI settlement in which a net gain of $1,029,000 was recognized. The remaining gain on disposal of GVI was from the recognition of the merger of GVI with U.S. Golf Communities of the approximately $690,000 value of GVI shares held prior to the GVI merger. The Company had no basis in these GVI shares when GVI was included as a consolidated subsidiary.

         The Company experienced a net loss from continuing operations in fiscal 1998 of $1,988,407 as compared to $338,884 in fiscal 1997. The increase in the net loss is primarily due to the increase in operating expanses as described above.

         The Company's net loss for the year ended March 31, 1998 was $440,748 as compared to a net loss of $1,024,802 for the comparable period in 1997. The major difference between the loss from operations and the net loss in fiscal 1998 was the gain on disposal of GVI as discussed above.

         The Pacific Print Works ("PPW") acquisition involves contingent consideration that could result in PPW shareholders receiving an additional 258,782 shares over the next three years based on PPW achieving specified earnings (see footnote 2 to the financial statements). For example, if PPW achieves earnings of $300,000 in fiscal 1999, 48,083 shares of common stock would be issued to PPW shareholders with a guaranteed value of $5.00 which would result in $240,415 of additional goodwill. This goodwill would result in additional amortization by the Company of $16,028 per year or $.005 per share over 15 years.

         The unaudited pro forma summary information combining the results of operations of the Company and PPW is represented as if the acquisition had occurred at the beginning of fiscal 1998 and 1997, after giving effect to certain adjustments, including the amortization of $121,229 of goodwill over 15 years. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and PPW had constituted a single entity during such periods.

                                                      Fiscal Years
                                                  1998              1997
                                                  ----              ----
          Net Revenue                        $ 3,483,080         $ 2,926,410
          Net Loss                            (1,103,859)         (1,456,461)
          Net Loss per share                        (.80)               (.97)


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had total assets of $5,436,635, total liabilities of $4,126,181 and total stockholders equity of $1,310,454, compared with total assets of $13,323,105, total liabilities of $10,265,397, and total stockholders equity of $3,057,708 at March 31, 1997. The significant changes in assets, liabilities and stockholders equity is due primarily to the merger of the Company's former consolidated subsidiary, Golf Ventures, Inc., with U.S. Golf Communities. As a result of this merger the Company no longer includes Golf Ventures in its consolidation. The merger of the Company's former subsidiary, GVI, provided substantial debt relief. At March 31, 1998 the Company's current ratio was approximately .67 current assets to 1 current liabilities. The Company's current ratio is expected to continue to improve as the Company's 862,000 restricted shares in GVI become a current asset. The restriction of sale of these shares expires in July 1999. In addition, the Company will seek to convert certain debt to equity which will improve its current ratio.

         Management intends to improve its overall financial structure and provide operating capital through seeking the conversion of debt and preferred stock, private placement of the Company's common stock and sale of the Company's investment in GVI. In addition, the Company will need to raise approximately $125,000 of additional capital to fully fund the operations of its new subsidiary, Quade, Inc.

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

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

         The following table sets forth the name, age and office held by each director and officer of the company, followed by a brief resume of each individual.


NAME                       AGE     POSITION HELD
---------------------------------------------------
B. Willes Papenfuss         40     President, Chief Executive Officer and
                                   Director
Jeffrey S. Harden           53     Vice President and Director, President of
                                   Pacific Print Works
Karl F. Badger              43     Vice-President
Barry L. Papenfuss          37     Vice President, President of Fan-Tastic, Inc.
Timothy Papenfuss           38     Secretary/Treasurer, Chief Financial Officer
                                   and Director
Robert Mintz                52     Vice President and Director, President of
                                   Quade, Inc.

         B. WILLES PAPENFUSS, President and Director of the Company, was appointed Executive Vice-President, of the Company in December, 1997. Mr. Papenfuss joined Fan-Tastic, Inc. as Vice-President International in May, 1995. He was Vice-President of U.S. Bank from 1991 to 1993, and Senior Vice-President of U.S. Bank from 1993 to 1995. Mr. Papenfuss graduated from the University of Washington with a Masters of Business Administration in 1985. Mr. Papenfuss is the brother of Barry Papenfuss, Vice-President and Director of the Company, and of Timothy Papenfuss, Chief Financial Officer and Director of the Company.

         KARL F. BADGER, Vice President has been with the Company since 1992 working as the Director of Shareholder Relations. He was appointed President, CEO and Director of the Company upon resignation of George H. Badger, his father in December 1996 and resigned from this position in July 1998. Prior to 1992, Mr. Badger was a licensed broker/principle for Rocky Mountain Securities and Investments. On December 18, 1997, the Securities and Exchange Commission filed a civil enforcement action complaint against certain individuals including Mr. Karl Badger (See Significant Employees and Consultants.)

         BARRY L. PAPENFUSS, Vice President and is the President of Fan-Tastic, which position he has held since 1994, and has been with the Company since Fan-Tastic was acquired by ARDCO in March, 1997. Was a Director of the Company from March 1997 through July 14, 1998. From 1990-1994, Mr. Papenfuss was the controller of The Pro Image, a sports apparel company and from 1985-1990, was a consultant with Deloitte and Touche, an international accounting firm. Mr. Papenfuss graduated from Brigham Young University. Mr. Barry Papenfuss is the brother of Mr. Timothy Papenfuss, Secretary/Treasurer, Chief Financial Officer and a director of the Company and of B. Willes Papenfuss, Executive Vice-President of the Company.

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

         ROBERT MINTZ, Director of the Company since July 23, 1998 upon the Company's acquisition of Quade, Inc. President and founder of Quade, Inc. since 1996. Director of Women's Apparel at London Fog from 1994 to 1995. President of Bugle Boy Womens from 1987 to 1993. Division President for Lizwear at Liz Claibourne from 1984 to 1987. Mr. Mintz has a bachelors degree in anthropology from the University of Pittsburg.

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

         Messrs. Karl Badger, Barry Papenfuss, Timothy Papenfuss and B. Willes Papenfuss did not file Forms 3 within ten days of becoming officers and/or directors of the Company. Messrs. Papenfuss, Papenfuss and Papenfuss did not file Forms 3, 4, or 5, when they became directors, nor when they were granted stock options. Messrs. Barry Papenfuss, Timothy Papenfuss and B. Willes Papenfuss completed the requires filings pursuant to Section 16(a) on August 4, 1998. Based solely upon a review of Forms 3, Forms 4 and Forms 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the fiscal year ended March 31, 1998, and written representations of certain of its directors and executive officers that no Forms 5 were required to be filed, all other directors and executive officers have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

         The  Company  has  not  had  a  bonus,   profit  sharing,  or  deferred
compensation plan for the benefit of its employees, officers of directors.

         The following table sets forth the annual compensation paid and accrued by the Company for services rendered during the fiscal years ended March 31, 1998, 1997 and 1996 to (i) the Company's Chief Executive Officer and (ii) each other executive officer of the Company or its subsidiary serving at the end of the last completed fiscal year whose salary and bonus exceeded $100,000 during the last fiscal year ("Named Executive Officer").

                                             SUMMARY COMPENSATION TABLE

===================================================================================================================================
                                         Annual Compensation                           Long-Term Compensation
                                ---------------------------------------------        ---------------------------

                                                                                      Awards                Payouts
                                                                                   -------------          ----------


Name and Principal                                            All Other       Restricted                                 All
Position                           Annual         Stock     Options/Fiscal     Stock         Options/                    Other
                    Year           Salary         Bonus      Compensation      Award(s)        SARs           LTIP       Compen-
                                                                                                           Payouts       sation
                                    ($)            ($)            ($)            ($)            (#)           ($)          ($)
===================  =====       ==========     =========   =============     ==========      ========      =======     ========
Karl Badger, Chief   1998          $73,058        -0-            -0-              -0-           -0-            -0-          -0-
Executive Officer(1) 1997          $73,058        -0-            -0-              -0-           -0-            -0-          -0-
                     1996          $73,058        -0-            -0-              -0-           -0-            -0-          -0-


George Badger(2)     1997          $50,400        -0-            -0-              -0-           -0-            -0-
                     1996          $50,400        -0-            -0-              -0-           -0-            -0-

===================  =====       ==========     =========   =============     ==========      ========      =======     ========
(1) CEO from  January  1997 to July 14, 1998
(2) CEO from 1995 to  December  31, 1996.

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

Stock Options

Option/SAR Grants in Last Fiscal Year

         The following table sets forth certain information for stock options and stock appreciation rights granted to executive officers during fiscal 1998.

                                No. of              % of total
                          Shares Underlying          Options                            Share Market
                            Options/SAR's         Granted during      Exercise            Price on            Expiration
          Name                  Granted          Fiscal Year 1998       Price            Grant Date              Date
          ----               ------------        ----------------       -----            ----------              ----
Karl Badger                    25,000                   24.04%          $2.00               $3.75               Oct-07



Aggregated Option Exercises and Fiscal Year-End Option Values:

         The following table sets forth certain information as to stock options exercised in fiscal 1998 and the value of the stock options held at March 31, 1998 by each Named Executive Officer.

                                                                                              Value of
                        Shares                                                               Unexercised
                       Acquired        Value realized          Options                   In-the-Money Options
                    Fiscal Year 1998        with          at Fiscal Year End               at Fiscal Year End
   Name              On Exercise          Exercise     Exercisable/Unexercisable        Exercisable/Unexercisable
   ----              -----------          --------     -------------------------        -------------------------
Karl Badger               -                  -                 25,000/0                            -


         In October 1997 the Board of Directors ratified options for three officers of the Company at $2.00 per share. The fair market value of the Company's stock at the date of the October grant was approximately $3.75. Pursuant to this action, Mr. Karl Badger was granted an option to purchase 100,000 shares of the Company's common stock at $2.00 per share. In July 1998, the Board of Directors fully vested Mr. Badger's options to purchase 25,000 shares of common stock and cancelled his remaining options. Both Mr. Barry Papenfuss and Mr. Timothy Papenfuss hold an option to purchase 20,000 shares of the Company's common stock at $2.00 per share. Mr. Barry Papenfuss and Mr. Timothy Papenfuss' options are fully vested as to 5,000 shares at the end of each fiscal year. Mr. B. Willes Papenfuss was granted options to purchase 25,000 shares of common stock at $2.00 per share in December 1998. These options are fully vested. Employee stock options to purchase 90,000 shares were held by executive officers at July 17, 1998, which was 86.5% of all employee stock options outstanding. In addition, Mr. Barry Papenfuss, Tim Papenfuss and B. Willes Papenfuss were granted options to purchase 55,518, 29,679 and 866 shares of common stock in connection with the Fan-Tastic, Inc. acquisition.


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


NAME AND ADDRESS OF                           NUMBER OF            PERCENT
BENEFICIAL OWNER                            SHARES OWNED           OF CLASS
-----------------                          ------------           --------

Banque SCS Alliance SA                        848,362(1)            26.38%
P.O. Box 880
12111 Geneva 3, Switzerland

George H. Badger                               592,237              18.42%
102 West 500 South,  Suite 318
Salt Lake City, UT  84101

Don Pickett, agent for                         181,860               6.2%
Mindon Investment and The Stella Trust
P. O. Box 58548
Salt Lake City, UT  84101

Karl F. Badger                                  71,320 (3)           1.43%
102 West 500 South,  Suite 318
Salt Lake City, UT  84101

Barry L. Papenfuss                             208,566 (4)           4.52%
3855 South 500 West #R
Salt Lake City, UT 84115

Timothy M. Papenfuss                           113,823 (5)           2.43%
3855 South 500 West #R
Salt Lake City, UT 84115

B. Willes Papenfuss                             78,974 (6)           1.64%
123 13 Southeast Wagoner Street
Portland, OR   97236

Jeffrey S. Harden                              151,809               4.72%
17942 St. Clair Drive
Lake Oswego, OR 97034

Robert Mintz                                   213,333               6.63%
30 Otter Trail
West Port, CT 06880

All Officers and Directors as a
 Group (3 persons)                             624,492              18.58%
---------------------------

1 Banque SCS Alliance SA disclaims beneficial ownership but has provided no additional information to the Company to identify the beneficial owners.

2 Mr. George Badger is the beneficial owner of 130,360 shares held by his wife Lajuana Badger.

3 Mr. Karl Badger is the owner of vested options to purchase 25,000 shares of the Company's common stock at $2.00 a share.

4 Mr. Barry Papenfuss is the owner of vested options to purchase 60,518 of the Company's common stock at $2.00 a share. Messrs. Barry Papenfuss, Timothy Papenfuss and B. Willes Papenfuss are brothers.

5 Mr. Timothy Papenfuss is the owner of vested options to purchase 34,679 shares of the Company's common stock at $2.00 a share.

6 Mr. B. Willes Papenfuss is the owner of vested options to purchase 25,866 shares of the Company's common stock at $2.00 a share. Mr. B. Willes Papenfuss additionally can receive stock options as a finder's fee for company.

7 Mr. Jeffrey Harden's shares include 82,030 held by his wife, Lynn Harden, and 2,413 and 2,413 shares held by his children, Brittany and Blake Harden, respectively.


Item 12. Certain Relationships and Related Transactions.

         George Badger, a shareholder and former Company President, and father to Company President Karl Badger, has loaned the Company $563,210.00 during the last thirteen (13) months. The terms of these loans are as follows: Loan for $358,000 which was refinanced by Banque SCS in July 1998 with payment of interest and principal of $6,000 a month with the remaining principal due June 2001, secured by Company and GVI stock; Loan for $130,491 secured by Company assets with interest payable monthly at 18% with no stated principal payments required; The loan funds were used by the Company for working capital. On July 14, 1998 the Company issued 300,000 shares to Mr. George Badger for prior services.

Item 13.  Exhibits and Reports on Form 8-K.

         The following financial statements, schedules, reports and exhibits are filed with this Report:

  (a)   FINANCIAL STATEMENTS

        (1)      Report of Jones, Jensen & Company, Independent Public     F-1
                 Accountants.

        (2)      Consolidated Balance Sheet as of March 31, 1998.          F-2

        (3) Consolidated Statements of Operation for the years ended F-4 March 31, 1998 and 1997.

        (4)      Statement of Stockholders' Equity for the period          F-5
                 March 31, 1996 through March 31, 1998.

        (5)      Consolidated Statements of Cash Flows for years ended     F-6
                 March 31, 1998 and 1997.

        (6)      Notes to Financial Statements.                            F-8

  (b)   FINANCIAL STATEMENT SCHEDULES

        (1)      Schedule VIII - Valuation and Qualifying Accounts.

        (2)      Schedule X - Supplementary Income Statement Information.

  (c)   Exhibits

                  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit No.       Exhibit Name
-----------       ------------

3.1 (1)           Articles of Incorporation
3.2 (2)           Amendment to Articles of Incorporation
3.3 (1)           By-Laws
3.4 (7)           Amendment on name change
3.5 (7)           Amendment on Series D designation
3.6 (7)           Amendment on Series E designation
10.1 (1)          Agreement with TechKNOWLOGY, Inc.
10.2 (1)          Financing Agreement
10.3 (1)          Exchange of Shares Agreement
10.4 (1)          Option Contract
10.5 (1)          Extension to Option Contract
10.6 (1)          Further Amendment to Option Agreement
10.7 (1)          Purchase Agreement
10.8 (1)          Amendment to Purchase Agreement
10.9 (1)          Addendum to Purchase Agreement
10.10 (1)         Purchase Agreement (Stella Trust)
10.11 (2)         Agreement of Joint Project
10.12 (2)         Amendment to Agreement of Joint Project
10.13 (2)         Dynamic American Option
10.14 (2)         Land Sale Agreement
10.15 (2)         Assignment of Trust Deed and Trust Deed Note
10.16 (2)         Promissory Note (Johnson)
10.17 (3)         TKI Dealer Agreement
10.18 (4)         Modification Agreement
10.19 (4)         Land Sales Agreement (Mindon)
10.20 (4)         Sales Agreement (Property Alliance)
10.21 (5)         Assignment Agreement
10.22 (6)         Agreement with The Stella Trust and Mindon Investments
                  (Pickett Group)
10.23 (6)         Acquisition Agreement with Golf Ventures, Inc.
10.24 (6)         Settlement Agreement and General Release (TKI)
10.25 (7)         Stock Purchase Agreement (Fantastic)
10.26 (7)         Agreement (Vowell/Finally)
10.27 (7)         Termination Agreement (Vowell/The Company)
10.28             Stock Exchange Agreement (Pacific Print Works)
10.29             Stock Exchange Agreement (Quade, Inc.)
10.30             Employee Stock Option Plan
10.31             Funding Fee Agreement (Badger)
16.1 (2)          Letter Regarding Change in Certifying Public Accountant
21.               Subsidiaries
23.               Consent of Independent Auditor
27.               Financial Data Schedule
99.1 (2)          List of Third Party Loans to TechKNOWLOGY, Inc.
(28.1)*
99.2 (2)          Lease of LTI Office
(28.2)*
99.3 (2)          Financial Statements for years ended March 31, 1989, 1988 and
                  1987, and
(28.3)*           quarter  ended June 30, 1989,  as prepared by Dale K. Barker
                  Co.,  P.C.
99.4 (4)          Class "A" Preferred Stock
(28.4)*
99.5 (4)          Debenture
(28.5)*

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

                                      AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                      ------------------------------------------
                                                  (Registrant)



                            By: /s/ Karl F. Badger
                               ----------------------
                                Karl F. Badger



Dated: July 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                      Title                      Date
      ---------                      -----                      ----

 /s/ B. Willes Papenfuss
-------------------------      President, Chief Executive     July 24, 1998
    B. Willes Papenfuss        Officer and Director
                               (Principal Executive
                               Officer)


 /s/ Timothy M. Papenfuss
--------------------------     Secretary / Treasurer and      July 24, 1998
 Timothy M. Papenfuss          Director (Chief Financial
                               Officer, Chief Accounting
                               Officer and Controller)

                          INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
American Resources and Development Company
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of American Resources and Development Company and subsidiaries at March 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Resources and Development Company and subsidiaries at March 31, 1998 and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.



Jones, Jensen & Company
Salt Lake City, Utah
July 13, 1998

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Consolidated Balance Sheet


                                     ASSETS
                                                             March 31,
                                                               1998
CURRENT ASSETS

  Cash                                                      $      14,663
  Accounts receivable                                             221,875
  Inventory (Note 1)                                              437,003
  Marketable securities                                           622,182
  Prepaid and other current assets                                 44,882
                                                          ---------------

      Total Current Assets                                      1,340,605

PROPERTY AND EQUIPMENT (NOTE 1)

  Furniture, fixtures and equipment                               383,638
  Capital leases                                                  859,185

     Total depreciable assets                                   1,242,823
     Less: accumulated depreciation                              (118,889)
                                                           --------------

      Net Property and Equipment                                1,123,934

OTHER ASSETS

  Investments (Note 1)                                          1,077,500
  Goodwill (Note 1)                                             1,826,492
  Deposits                                                         68,104
                                                          ---------------

     Total Other Assets                                         2,972,096

     TOTAL ASSETS                                            $  5,436,635
                                                             ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                       Consolidated Balance Sheet (Continued)


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     March 31,
                                                                                       1998
CURRENT LIABILITIES

  Accounts payable                                                             $         688,021
  Accrued expenses and other current liabilities                                         393,494
  Current portion of notes payable (Note 3)                                              544,781
  Current portion of notes payable, related parties (Note 4)                              59,974
  Current portion of capital lease obligations (Note 5)                                  303,475
                                                                               -----------------

     Total Current Liabilities                                                         1,989,745

LONG-TERM DEBT

  Reserve for discontinued operations                                                    450,782
  Notes payable (Note 3)                                                                  14,155
  Capital lease obligations (Note 5)                                                     579,963
  Notes payable, related parties (Note 4)                                              1,091,536
                                                                               -----------------

     Total Long-Term Debt                                                              2,136,436

     Total Liabilities                                                                 4,126,181

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.001 per share: 10,000,000
   shares authorized; issued and outstanding: 94,953
   Series B shares, 150,000 Series C shares                                                  245
  Common stock, par value $0.001 per share: 125,000,000
   shares authorized; issued and outstanding: 2,929,263
   shares issued and outstanding.  (Note 8)                                                2,929
  Additional paid-in capital                                                           7,026,260
  Accumulated deficit                                                                 (5,718,980)
                                                                               -----------------

      Total Stockholders' Equity                                                       1,310,454

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       5,436,635
                                                                               =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Statements of Operations


                                                                                For the Years Ended
                                                                                      March 31,
                                                                               1998                   1997
                                                                         -----------------     -----------------
SALES
  Merchandise and franchise fees                                         $       1,093,110     $          -
  Cost of merchandise and franchise sales                                          774,405                -
                                                                         -----------------     -----------------

     Gross Profit                                                                  318,705                -
                                                                         -----------------     -----------------

EXPENSES

  General and administrative expenses                                            1,447,285               519,185
  Writedown of goodwill                                                            756,797                -
  Sales and marketing expenses                                                      93,175                -
  Depreciation                                                                      31,814                 3,124
                                                                         -----------------     -----------------

     Total Expenses                                                              2,329,071               522,309
                                                                         -----------------     -----------------

LOSS FROM OPERATIONS                                                            (2,010,366)             (522,309)
                                                                         -----------------     -----------------

OTHER INCOME AND (EXPENSES)

  Other revenue                                                                     15,387                -
  Interest income                                                                        5                   168
  Gain on sale of assets                                                           139,906               215,375
  Interest expense                                                                (133,339)              (32,118)
                                                                         -----------------     -----------------

       Total Other Income and (Expenses)                                            21,959               183,425
                                                                         -----------------     -----------------

 LOSS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                                       (1,988,407)             (338,884)

DISCONTINUED OPERATIONS

  Loss from operations of GVI, FCC                                                (172,728)             (685,918)
  Gain on disposal of GVI, FCC                                                   1,720,387                -
                                                                         -----------------     -----------------

        Total Discontinued Operations                                            1,547,659              (685,918)
                                                                         -----------------     -----------------

INCOME TAXES                                                                        -                     -
                                                                         -----------------     -----------------

NET LOSS                                                                 $        (440,748)    $      (1,024,802)
                                                                         =================     =================

NET LOSS PER SHARE OF COMMON
  STOCK-CONTINUING OPERATIONS                                            $           (1,07)    $           (0.18)
                                                                         =================     =================

NET INCOME (LOSS) PER SHARE OF COMMON STOCK -
DISCONTINUED OPERATIONS                                                  $            0.83     $           (0.37)
                                                                         =================     =================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                    1,864,113             1,835,486
                                                                         =================     =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      AMERICAN RESOURCE AND DEVELOPMENT COMPANY
                                   Consolidated Statement of Stockholders' Equity
                                               March 31, 1998 and 1997


                                                                                                 Additional
                                                            Common Stock          Preferred Stock   Paid-in           Accumulated
                                        Shares          Amount         Shares         Amount        Capital              Deficit
                                   -------------    -----------    -----------     ----------    ------------     ---------------
Balance, March 31, 1996                1,835,486    $     1,835        252,220     $      252    $ 11,910,212     $    (8,941,298)

Capital contributions by stock
 issuances of a subsidiary                -              -              -              -            1,111,509              -

Net loss                                  -              -              -              -               -               (1,024,802)
                                   -------------    -----------    -----------     ----------    ------------     ---------------

Balance, March 31, 1997                1,835,486          1,835        252,220            252      13,021,721          (9,966,100)

Stock issuance of a subsidiary
 for payment of interest                  -              -              -              -              143,166              -

Preferred B stock conversion
 into common stock                        11,995             12         (7,267)          (7)           -                   -

Common stock issued for
 services                                399,000            399         -              -              388,261              -

Expense recognized for
 vested stock options                     -              -              -              -               52,498              -

Eliminate GVI equity for
 merger with U.S. Golf
 Communities (Note 2)                     -              -              -              -           (8,406,498)          4,687,868

Stock issued for cash                     24,000             24         -              -               29,976              -

Stock issued for PPW
 acquisition (Note 2)                    258,782            259         -              -            1,293,651              -

Stock issued to FTI
 shareholders (Note 2)                   400,000            400         -              -              499,600              -

Stock options issued to FTI
 shareholders                             -              -              -              -                3,885              -

Net loss                                  -              -              -              -               -                 (440,748)
                                   -------------    -----------    -----------     ----------    ------------     ---------------

Balance, March 31, 1998                2,929,263    $     2,929        244,953     $      245    $  7,026,260     $    (5,718,980)
                                   =============    ===========    ===========     ==========    ============     ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                       Consolidated Statements of Cash Flows

                                                                                       For the Years Ended
                                                                                             March 31,
                                                                                    1998                   1997
                                                                            -------------------    -----------------
OPERATING ACTIVITIES
      Net (loss)                                                            $         (440,748)   $       (1,024,802)
      Adjustments to reconcile net (loss) to net cash
      (used) by operating activities, net of effect of
       mergers:
        Depreciation                                                                    34,371                 5,517
        Write-down of goodwill                                                         756,797                -
        Stock option and stock for services                                            441,315                -
        Gain on GVI settlement                                                      (1,699,682)               -
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable                                              (10,095)               -
        Decrease in inventory, real estate                                             179,308                 5,936
        (Increase) decrease in inventory merchandise                                   (30,763)               35,688
        Decrease in other current assets                                                 7,754                58,024
        (Increase) in accounts payable and other current liabilities                   355,969               708,273
                                                                            -------------------   --------------------

          Net Cash (Used) by Operating Activities                                     (405,774)             (211,364)
                                                                            -------------------   --------------------

INVESTING ACTIVITIES

      Purchases of property and equipment                                              (50,925)              (32,610)
      Investment in land held for development                                         (411,892)           (3,796,686)
                                                                            -------------------   -------------------

        Net Cash (Used) by Investing Activities                                       (462,817)           (3,829,296)
                                                                            -------------------   -------------------

FINANCING ACTIVITIES

      Marketable securities from merger of GVI                                         622,182                -
      Loan to acquired company prior to acquisition                                   (115,000)               -
      Cash from acquisition on subsidiary                                                9,699                19,954
      Payments on long-term debt and capital lease obligations                         (45,317)           (1,045,324)
      Long-term borrowings                                                             333,840             3,246,497
      Contributions from subsidiary                                                     -                  1,076,639
      Issuance of common stock for cash                                                 30,000                -
                                                                            --------------------- ---------------------

        Net Cash Provided by Financing Activities                                      835,404             3,297,766
                                                                            --------------------  -------------------

(DECREASE) IN CASH                                                                     (33,187)             (742,894)

CASH, BEGINNING OF YEAR                                                                 47,850               790,744
                                                                            --------------------- --------------------

CASH, END OF YEAR                                                           $           14,663    $           47,850
                                                                            ====================  =====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                  Consolidated Statements of Cash Flows (Continued)


                                                                                    For the Years Ended
                                                                                         March 31,
                                                                                 1998                  1997
                                                                         -----------------     ------------------


CASH PAID FOR
  Interest                                                               $         135,644     $         370,046
  Income taxes                                                           $          -          $          -

NON CASH FINANCING ACTIVITIES

  Common stock issued for services                                       $         388,660     $          -
  Debt incurred for acquisition of inventory                             $          -          $         190,365
  Debt incurred for acquisition of land held for development             $          -          $       2,390,725
  Debt incurred for acquisition of property and equipment                $          -          $         116,800


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES

              a. Organization

              American Resources and Development Company (the Company) was formed as a Utah company on March 31, 1983 under the name Leasing Technologies Incorporated for the purpose of leasing equipment. The Company has significantly increased its investing activities which include startup companies, real estate development, and/or other projects. Operations include related and non related party transactions. In March 1997, the shareholders of the Company approved a name change to American Resources and Development Corporation. In addition, the shareholders also approved a reverse split of its common stock on a 1 share for 20 share basis. The accompanying consolidated financial statements have been restated to reflect this reverse split retroactively.

              Effective March 17, 1997, the Company acquired 80% of the issued and outstanding common stock of Fan-Tastic, Inc. (FTI), a Utah corporation, in exchange for 100,000 shares of the Company's class "D" preferred stock. Effective March 31, 1998, the Company acquired the remaining 20% of the issued and outstanding common stock of FTI. This acquisition has been accounted for using the purchase method in the accompanying consolidated financial statements. See Note 2 for further discussion regarding this transaction.

              Effective March 31, 1998, the Company acquired over 80% of the issued and outstanding common stock of Pacific Printing and Embroidery. As a result, its operations are not included in the consolidated statement of operations for the year ending March 31, 1998.

              b. Principles of Consolidation

              The accompanying consolidated financial statements include American Resources and Development Company and its subsidiaries, Fan-Tastic, Inc. (FTI), Pacific Printing and Embroidery L.L.C.
              (PPW). The operations of Golf Ventures, Inc. (GVI), and Finally Communities, Inc. (FCC) are included in the statement of operations and cash flows at March 31, 1997. (Note 2)

               c. Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               d. Cash and Cash Equivalents

               The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e. Concentrations of Risk

              The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

              In the normal course of business, the Company extends credit to its customers.

              f. Inventories

              Inventories are stated at the lower of cost or market using the first-in, first-out method.

              g. Property and Equipment

              Property, equipment and capital leases are recorded at cost and are depreciated or amortized over the estimated useful life of the related assets, generally three to seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

              The costs of maintenance and repairs are charged to income as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

              h.  Financial Instruments

              Statement of Financial Accounting Standards No. 107, " Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company, SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

              The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

              Marketable securities represent 497,746 shares of GVI unrestricted stock at March 31, 1998, which are classified as trading securities and are carried at market value. Any change in market value from period to period will be included in earnings.

              Investments represent 862,000 shares of GVI restricted stock at March 31, 1998, which are classified as available for sale. Any change in market value from period to period will be reported as a separate component of stockholders' equity until realized.

              There are no unrealized gains or losses in either trading securities or available for sales securities at March 31, 1998.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i. Income Taxes

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

              j. Net Loss Per Common Share

              Net loss per common share is computed based on the weighted average number of common shares outstanding during the period. The common stock equivalents are anti-dilutive and, accordingly, are not used in the net loss per common share computation.

              In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (SFAS 128), which is required to be adopted on December 31, 1997. SFAS 128 requires a change in the method currently used to compute earnings per share and to restate all prior periods to disclose diluted net income per common share in addition to its current basic net income per common share. Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were ($1.07) and ($0.18) for the years ended March 31, 1998 and 1997, respectively. Basic net loss from discontinued operations per common share and diluted net loss from discontinued operations per common share was $0.83 and $(0.32), respectively. Weighted average common shares outstanding were 1,864,113 and 1,835,486 for the years ended March 31, 1998 and 1997, respectively.

              k. Profit Recognition and Capitalization of Costs Related to Real Estate

              Income on the Company's former GVI subsidiary, is recognized in accordance with the provisions os FASB-66. Revenue and profits from the sale of land and other real estate have been recognized using the full accrual method for all periods presented. As such, each sale has been determined to have been consummated, with the buyers initial and continuing investment determined to show adequate demonstration of commitment to pay.

              Costs associated with real estate are accounted for in accordance with the provisions of FASB- 67. Accordingly, acquisition, development and construction costs, including property taxes and interest on associated debt and selling costs, are capitalized.

              l.  Revenue Recognition for Franchise Operations

              Franchise fees are recognized as revenue when all material services relating to the sale have been substantially performed by FTI. Material services relating to the franchise sale include assistance in the selection of a site and franchisee training.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              m.  Goodwill

              The excess of the Company's acquisition cost over the fair value of the net assets of the FTI acquisition resulted in a write-down of goodwill of $756,797 for the year ended March 31, 1998. On March 31, 1998, the Company also recognized goodwill of $1,826,492 from the purchase of Pacific Print Works (aka Pacific Printing and Embroidery LLC ). The Company recognizes goodwill from the excess of the purchase price of its acquisitions over the fair value of the net assets acquired.

              The Company evaluates the recoverability of goodwill and reviews the amortization period on an annual basis. Several factors are used to evaluate goodwill, including but not limited to: management's plans for future operations, recent operating results and projected, undiscounted cash flows. The primary method is projected, undiscounted cash flows.

NOTE 2 -      MERGERS AND ACQUISITIONS

              Golf Ventures, Inc.

              In November 1997, Golf Ventures, Inc. merged with U.S. Golf Communities. U.S. Golf Communities is the controlling company in this merger and subsequent to the merger the combined company's name will be changed to Golf Communities of America (GCA). This merger resulted in a less than 20% American Resources' ownership in GVI. Therefore, subsequent to the merger, the Company's investment in GVI is reflected as an investment in accordance with Financial Accounting Standards Board Statement No. 121. Pro forma results of operations if the GVI merger would have occurred at the beginning of fiscal 1997 would have resulted in a decrease in net loss of$172,728 and $685,918 for the years ended March 31, 1998 and 1997, respectively, and $0.83 and ($0.37) per share for the same periods. The following pro forma balance sheet reflects the effect of this merger.

              In connection with the Company's management services relating to the merger of GVI with U.S. Golf Communities and to settle all claims, and obligations with the Company, GVI issued 862,000 shares of its restricted common stock to the Company in July of 1998. A gain of $1,720,387, net of expenses, was recognized for the year ended March 31, 1998. This gain was recognized for fiscal 1998 because it related to prior year activities.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 2 -    MERGERS AND ACQUISITIONS (Continued)

                                                        Prior to                   GVI                After
                                                          Merger               Adjustments          GVI Merger
                                                          ------               -----------          ----------
CURRENT ASSETS
   Cash                                            $           86,213    $         (10,047)    $          76,166
   Marketable securities                                       -                   692,886               692,886
   Accounts receivable                                        131,522               -                    131,522
   Inventory, real estate                                     753,131             (753,131)               -
   Inventory, merchandise                                     581,169               -                    581,169
   Notes receivable                                            75,000               -                     75,000
   Prepaid and other current assets                            33,130               -                     33,130
   Current portion of contract receivable                       1,955               (1,955)               -
                                                   ------------------    ------------------   ------------------

     Total Current Assets                                   1,662,120               (72,247)           1,589,873
                                                   ------------------    ------------------    -----------------

PROPERTY AND EQUIPMENT

   Model home and condominiums                                180,988              (134,788)             46,200
   Furniture, fixtures and equipment                          197,284               (15,456)            181,828
   Vehicles                                                    43,252                -                   43,252
                                                   -------------------   ------------------    ----------------

Total depreciable assets                                      421,524              (150,244)            271,280
Less: accumulated depreciation                               (124,936)                 4,435           (120,501)
                                                   ------------------    -------------------   -----------------

     Net property and equipment                               296,588               (145,809)           150,779
                                                   ------------------    -------------------   ----------------

OTHER ASSETS

   Land held for development                               12,132,098            (11,886,098)            246,000
   Goodwill                                                   240,407                 -                  240,407
   Long-term portion of contract
     receivable                                                55,993                (55,993)             -
   Deposit                                                      1,970                 -                    1,970
                                                   -------------------   -------------------   -----------------

     Total Other Assets                                    12,430,468            (11,942,091)            488,377
                                                   ------------------    -------------------   -----------------

     TOTAL ASSETS                                  $       14,389,176    $       (12,160,147)  $       2,229,029
                                                   ==================    ===================   =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 2 -   MERGERS AND ACQUISITIONS (Continued)

                                                        Prior to               GVI                  After
                                                          Merger              Adjustments           GVI Merger
                                                          ------              -----------           ----------
CURRENT LIABILITIES

   Accounts payable                                $        1,296,869    $        (898,265)  $         398,604
   Accrued expenses and other current
    liabilities                                             1,367,403             (707,474)            659,929
   Current portion of notes payable                         1,309,400             (903,924)            405,476
   Current portion of notes payable, related
    parties                                                   377,337               -                  377,337
   Current portion of capital lease
    obligations                                                14,556               -                   14,556
                                                   --------------------  ------------------  -----------------

     Total Current Liabilities                              4,365,565           (2,509,663)          1,855,902
                                                   ------------------    -----------------   -----------------

LONG-TERM DEBT

   Notes payable                                            6,550,550           (6,550,550)             -
   Capital lease obligations                                    4,262               -                    4,262
   Notes payable, related parties                             748,087              (75,000)            673,087
                                                   ------------------    -----------------  ------------------

      Total Long-Term Debt                                  7,302,899           (6,625,550)            677,349
                                                   ------------------    -----------------  ------------------

STOCKHOLDERS' EQUITY

   Preferred stock                                                252               -                      252
   Common stock                                                 1,868               -                    1,868
   Additional paid-in capital                              13,258,330           (8,406,498)          4,851,832
   Accumulated deficit                                    (10,539,738)           5,381,564          (5,158,174)
                                                   ------------------    -----------------     ---------------

     Total Stockholders' Equity                             2,720,712           (3,024,934)           (304,222)
                                                   ------------------    -----------------     ---------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $       14,389,176    $     (12,160,147)    $     2,229,029
                                                   ==================    =================     ===============


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 2 -       MERGERS AND ACQUISITIONS (Continued)

               Fan-Tastic, Inc.

               In March 1997, the Company acquired 80% of the issued and outstanding common stock of FanTastic, Inc. (FTI) in exchange for the issuance of 100,000 shares of the Company's Series D preferred stock. FTI is a franchiser and owner of retail entertainment and sports stores doing business as Fan-A Mania. The Acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The acquired interest was valued at $252,912, which represents liabilities assumed in excess of assets acquired which has been reflected as goodwill. The FTI acquisition involved contingent consideration based on FTI achieving specified earnings but was amended in June 1998, effective as of March 31, 1998, as the Company purchased the remaining 20% of the issued and outstanding common stock of FTI and eliminated the contingent consideration by issuing the FTI shareholders 400,000 shares of the Company's common stock and by vesting options to purchase 150,000 shares of the Company's common stock at $2.00 a share. These stock options expire on June 30, 2000. The Company recognized $500,000 for the shares issued to FTI shareholders and $3,855 for the value of the options. The fair value for these options was estimated at the date of the vesting using an option pricing model which was designed to estimate the fair value of options which, unlike these stock options, can be traded at any time and are fully transferable. The assumptions as described in Note 9 were used to estimate the fair value of these options in addition to a trading price on the Company's stock of $1.25 per share. The $503,855 value for the shares issued and the options was included in the $756,797 writedown of goodwill for fiscal 1998.

               For the year ended March 31, 1997, FTI sustained net losses of $(101,314) on gross revenues of $875,532.

              Unaudited proforma summary information combining the results of operations of the Company and FTI as if the acquisition had occurred at the beginning of fiscal 1997, after giving effect to certain adjustments, including amortization of goodwill. This proforma summary does not necessarily reflect the results of operations as they would have been if the Company and FTI had constituted a single entity during such periods.

                                                          For the
                                                         Year ended
                                                       March 31, 1997
                                                       --------------
                  Net revenue                       $        1,149,532
                  Net loss                          $       (1,142,977)
                  Net loss per share                $            (0.62)

              Finally Communities, Inc.

              In May 1997, the Company issued 500,000 shares of Series E preferred stock in exchange for 100% of the issued and outstanding common stock of Finally Communities, Inc. (FCI). FCI was a new corporation with no prior operations organized to develop and sell vacation ownership interest in various resorts initially located in the State of Arkansas and develop and market other new vacation products. The seller of FCI remained as President after the acquisition.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

              Finally Communities, Inc. (Continued)

              From May 1997 through December 31, 1997, FCI had real estate sales of $67,772, cost of sales of $27,771, general expenses of $69,307 and interest expense of $1,081. In March 1998, the Company's Board of Directors sold its shares in FCI to the original seller for the return of the stock previously issued to the original seller. A $30,387 gain was recorded from the disposal of FCI.

              Pacific Print and Embroidery, LLC (aka Pacific Print Works)

              In December 1997, the Company entered into a letter of intent for the purchase of a contract screen printing and embroidery company, Pacific Print Works (PPW). At March 31, 1998, $115,000 had been advanced to PPW in the form of a note receivable. In May 1998, the Company acquired over 80% of the outstanding shares of PPW. The merger is effective as of March 31, 1998 as the Board of Directors of PPW had agreed to transfer control of PPW effective March 31, 1998, except for restrictions based on significant changes to operations. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. Liabilities assumed in excess of assets acquired was $532,582 and 258,782 shares of the Company's common stock were issued to PPW shareholders with a guaranteed share value of $5.00 resulting in goodwill of $1,826,492. Depending on PPW's performance over the next three years, additional shares of the Company's common stock will be issued for this acquisition if minimum earnings levels are met.

             Fiscal     Earnings Before Income Taxes    Common Shares Issuable
              Year         Low              High         Minimum      Maximum

              1999      $ 179,480       $   538,200       28,754       86,261
              2000        269,020           807,300       28,754       86,261
              2001        357,900         1,073,700       28,754       86,261

              Earnings before income taxes above the low level but below the high level will result in common shares being issued based on the percentage of actual earnings to the high earnings multiplied by the maximum shares issuable for that year. For example, in fiscal 1999, earnings of $300,000 would result in 48,083 shares of common stock being issued to the PPW shareholders.

              The following tables set forth certain unaudited pro forma condensed combined financial information for the Company and PPW accounted for under the purchase method of accounting.

              The pro forma condensed combined balance sheet was prepared using the historical balance sheets of the Company and PPW as of March
              31, 1998. The pro forma condensed combined statements of operations for each of the two years ended March 31, 1998 and 1997 were prepared using the historical statements of operations of the Company and PPW.

              The pro forma condensed combined financial information was included for comparative purposes only and does not purport to be indicative of the results of operations or financial position that actually would have been obtained if the merger had been effected at the dates indicated of the financial position or results of operations that may be obtained in the future.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                       American Resources and Development Company
                                     Consolidated Pro Forma Combined Balance Sheets
                                                     March 31, 1998

                                                 American                                Pro Forma
                                                 Resources             PPW              Adjustments          Combined
                                                 ---------             ---              -----------          --------
              CURRENT ASSETS
              Cash                          $          4,962    $          9,699    $        -          $        14,663
              Marketable Securities                  622,182              -                  -                  622,182
              Accounts receivable                     51,444             170,431             -                  221,875
              Inventory, merchandise                 321,934             115,071             -                  437,003
              Notes receivable                       115,000            (115,000)            -                   -
              Prepaid and other current
                assets                                41,289               3,593             -                   44,882
                                            ----------------   -----------------  ----------------      ---------------

                   Total Current Assets            1,156,811             183,794             -                1,340,605
                                            ----------------    ----------------  ----------------      ---------------

              PROPERTY AND
               EQUIPMENT

              Furniture, fixtures and
                equipment                            158,242             271,413            (46,017)            383,638
              Leased equipment                        40,650             921,713           (103,178)            859,185
                                            ----------------    ----------------    ---------------     ---------------
              Total depreciable assets               198,892           1,193,126           (149,195)          1,242,823
              Less: accumulated
                depreciation                        (118,889)           (149,195)           149,195            (118,889)
                                            ----------------    ----------------    -----------------   ---------------

              Net Property and
               Equipment                              80,003           1,043,931             -                1,123,934
                                            ----------------    ----------------    -------------------------------------

              OTHER ASSETS

              Investments                          1,077,500              -                  -                1,077,500
              Goodwill                                                                    1,826,492           1,826,492
              Deposit                                  1,970              66,134             -                   68,104
                                            -----------------   -----------------   ---------------     ---------------

                   Total Other Assets              1,079,470              66,134          1,826,492           2,972,096
                                            ----------------    -----------------   ---------------     ---------------

                   TOTAL ASSETS             $      2,316,284    $      1,293,859    $     1,826,492     $     5,436,635
                                            ================    ================    ===============     ===============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997

NOTE 2- MERGERS AND ACQUISITIONS (Continued)

                                                                American Resources and Development Company
                                                              Consolidated Pro Forma Combined Balance Sheets
                                                                              March 31, 1998

                                                        American                           Pro Forma
                                                        Resources            PPW          Adjustments        Combined
                                                        ---------            ---          -----------        --------
              CURRENT LIABILITIES
              Accounts payable                       $     391,985     $     296,036    $      -          $     688,021
              Accrued expenses and
               other current liabilities                   288,415           105,079           -                393,494
              Current portion of notes payable             382,635           162,146           -                544,781
              Current portion of notes
               payable - related parties                    23,974            36,000           -                 59,974
              Current portion of capital
               lease obligations                            19,450           284,025           -                303,475
                                                     ---------------   -------------    ------------      -------------

                  Total Current Liabilities              1,106,459           883,286           -              1,989,745
                                                     -------------     ---------------  ------------      -------------

              LONG-TERM DEBT

              Reserve For Discontinued Operations          138,000            -                -                138,000
              Long-term portion of notes payable            14,155            -                -                 14,155
              Long-term portion of capital
                lease obligations                           13,638           566,325           -                579,963
              Accrued interest on preferred stock          312,782            -                -                312,782
              Notes payable, related parties               714,699           376,837           -              1,091,536
                                                     --------------    --------------   ------------      -------------

                   Total Long-Term Debt                  1,193,274           943,162           -              2,136,436
                                                     -------------     --------------   ------------      -------------

              STOCKHOLDERS' EQUITY

              Preferred stock                                  245            -                -                    245
              Common stock                                   2,670            13,080          (12,821)            2,929
              Equity in investments                        622,182            -                -                622,182
              Additional paid-in capital                 5,732,609            -             1,293,644         7,026,253
              Accumulated deficit                       (6,341,155)         (545,669)         545,669        (6,341,155)
                                                     -------------     -------------    --------------    -------------

                 Total Stockholders' Equity                 16,551          (532,589)       1,826,492         1,310,454
                                                     ---------------   -------------    -------------     -------------

                 TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY               $   2,316,284     $   1,293,859    $   1,826,492     $   5,436,635
                                                     =============     =============    =============     =============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                                                       American Resources and Development Company
                                                                Consolidated Pro Forma Combined Statements of Operations
                                                                                    March 31, 1998

                                                               American                           Pro Forma
                                                               Resources           PPW           Adjustments        Combined
              SALES

                Sales - screenprinting and embroidery       $      -         $   2,389,970     $      -         $    2,389,970
                Sales - merchandise and franchise fees          1,093,110           -                 -              1,093,110
                                                            -------------    -------------     -------------    --------------

                        Total Sales                             1,093,110        2,389,970            -              3,483,080
                                                            -------------    -------------     -------------    --------------

              COST OF SALES

                Cost of sales - screenprinting and embroidery      -             1,784,167            -             1,784,167
                Cost of sales - merchandise                       774,405           -                 -               774,405
                                                            --------------   -------------     -------------    -------------

                        Total Cost of Sales                       774,405        1,784,167            -             2,558,572
                                                            --------------   --------------    -------------    -------------

                        Gross Profit                              318,705          605,803            -                924,508
                                                            -------------    -------------     -------------    --------------

              EXPENSES

                 General and administrative expenses            1,447,285          771,624           121,229         2,340,138
                 Writedown of goodwill                            756,797           -                 -                756,797
                 Sales and marketing expenses                      93,175           -                 -                 93,175
                 Depreciation                                      31,814          194,523            -                226,337
                                                            -------------    -------------     -------------    --------------

                        Total Expenses                          2,329,071          966,147           121,229         3,416,447
                                                            -------------    -------------     -------------    --------------

              Loss From Operations                             (2,010,366)        (360,344)         (121,229)       (2,491,939)
                                                            -------------    -------------     -------------    --------------

              Other Income and (Expenses)

                 Other income                                      15,387            1,847            -                 17,234
                 Interest revenue                                       5           -                 -                      5
                 Gain on sale of assets                           139,906           -                 -                139,906
                 Interest expense                                (133,339)        (183,385)           -               (316,724)
                                                            -------------    -------------     -------------    --------------

                   Total Other Income and Expenses                 21,959         (181,538)           -               (159,579)
                                                            --------------   ---------------   -------------    --------------

              LOSS BEFORE INCOME TAXES AND
               DISCONTINUED OPERATIONS

                 Loss from operations of GVI, FCC                (172,728)          -                 -               (172,728)
                 Gain on disposal of GVI, FCC                   1,720,387           -                 -              1,720,387
                                                            -------------    -------------     -------------    --------------

                   Total Discontinued Operations                1,547,659           -                 -              1,547,659
                                                            -------------    -------------     -------------    --------------

              INCOME TAXES                                         -                -                 -                 -
                                                            -------------    -------------     -------------    --------------

              Net Loss                                      $    (440,748)   $    (541,882)    $    (121,229)   $   (1,103,859)
                                                            =============    =============     =============    ==============

              Loss Per Share                                $       (0.57)   $       (2.07)    $      -         $        (0.80)
                                                            =============    =============     =============    ==============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                                            American Resources and Development Company
                                                      Consolidated Pro Forma Combined Statements of Operations (Continued)
                                                                 For the Year ended March 31, 1997
                                                                           (Unaudited)

                                                               American                           Pro Forma
                                                               Resources          PPW            Adjustments        Combined
              SALES

                Sales - screenprinting and embroidery       $      -         $  2,926,410    $      -          $  2,926,410
                                                            ------------     ------------    -------------     ------------

                   Total Sales                                     -            2,926,410           -             2,926,410
                                                            ------------     ------------    -------------     ------------

              COST OF SALES

                Cost of sales - screenprinting and embroidery      -            2,209,410           -             2,209,410
                                                            ------------     ------------    -------------     ------------

                   Total Cost of Sales                             -            2,209,410           -             2,209,410
                                                            ------------     ------------    -------------      -----------

              Gross profit                                         -              717,000           -               717,000
                                                            ------------     ------------    -------------      -----------

              EXPENSES

                General and administrative expenses              519,185          944,015          121,229         1,584,429
                Writedown of goodwill                             -                -                -                 -
                Sales and marketing expenses                      -                -                -                 -
                Depreciation                                       3,124           74,815           -                 77,939
                                                            -------------    -------------   -------------    --------------

                   Total Expenses                                 522,309        1,018,830         121,229         1,662,368
                                                            -------------    -------------   -------------    --------------

              Loss from operations                               (522,309)        (301,830)       (121,229)        (945,368)
                                                            --------------   -------------   -------------   --------------

              Other income and (Expenses)

                Other revenue                                      -                49,750          -                49,750
                Interest income                                       168           -               -                   168
                Gain on sale of assets                            215,375           -               -               215,375
                Interest expense                                  (32,118)         (58,350)         -               (90,468)
                                                            --------------   -------------   -------------   --------------

                   Total Other Income and Expenses                183,425           (8,600)         -               174,825
                                                            -------------    -------------   -------------   --------------

              Loss before income taxes and discontinued
               operations

                Loss from discontinued operations                (685,918)          -               -              (685,918)
                                                            -------------    -------------   -------------   --------------

                    Total Discontinued operations                (685,918)          -               -              (685,918)
                                                            -------------    -------------   -------------   --------------

              Income Taxes                                         -                -               -                -
                                                            -------------    -------------   -------------   --------------

              Net Loss                                      $  (1,024,802)   $    (310,430)  $    (121,229)  $   (1,456,461)
                                                            =============    =============   =============   ==============

              Net loss per Share                            $       (0.56    $       (1.20)  $       (0.97)
                                                            =============    =============   =============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 3 -      NOTES PAYABLE

              Notes payable are comprised of the following:
                                                                                                          March 31,
                                                                                                             1998
                                                                                                       --------------
              Note payable, unsecured, bearing interest at 12%, payable
               in monthly installments of $7,000, including interest                                   $       69,316

              Promissory notes,  secured by GVI stock,  bearing interest at 12%.
               Interest  due  monthly  with the entire  balance due on April 24,
               1998. Holder of note has agreed to sell GVI
               stock securing note until note is paid in full.                                                125,000

              Promissory note, secured by vehicle, bearing interest at
               11%.  Due in monthly installments of $405, including interest.                                  17,474

              Convertible subordinated debentures, due June 30, 1996
               bearing interest at 12% per annum.  Interest payable
               quarterly, secured by land.                                                                    185,000

              Note payable to a bank with interest at 3% above prime per annum.
               Secured by accounts receivable and due July 31, 1998.                                          162,146
                                                                                                       --------------

              Subtotal                                                                                        558,936


              Less current portion                                                                            544,781

              Long-term portion                                                                        $       14,155
                                                                                                       ==============

              Maturities of long-term debt are as follows:

                                                     March 31, 1999                                    $      544,781
                                                     March 31, 2000                                             4,193
                                                     March 31, 2001                                             4,592
                                                     March 31, 2002                                             4,600
                                                     March 31, 2003                                               770
                                                                                                       ----------------

                                                                                                       $      558,936

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 4 -      NOTES PAYABLE, RELATED PARTIES
                                                                                                         March 31,
                                                                                                           1998
              Note payable to a shareholder, secured by GVI common stock.
               Interest at 14% with monthly principal and interest payments
               of $6,000 with a final balloon payment July 2001.                                   $          358,000

              Note payable to a shareholder, secured by assets of the Company.
               Interest payable monthly at 18% with no stated principal
               payments required.                                                                             130,491

              Notes payable to the former owners of FTI  (includes  officers and directors of the Company). Interest rates average 9.5%.
               Unsecured due upon demand.                                                                     250,189

              Notes payable to the former shareholders of PPW (includes an officer and director of the Company).  Interest rates average
               12%. Unsecured due upon demand.                                                                412,830

                          Subtotal                                                                          1,151,510

                          Less current portion                                                                 59,974

                          Long-term portion                                                        $        1,091,536
                                                                                                   ==================


NOTE 5 -      CAPITAL LEASES

              Property and equipment  payments  under capital leases as of March
              31, 1998 is summarized as follows:

                                 Year End
                                 March 31,
                                  1999                                                             $          368,389
                                  2000                                                                        295,451
                                  2001                                                                        253,347
                                  2002                                                                         90,898
                                                                                                   ------------------

              Total minimum lease payments                                                                  1,008,085
              Less interest and taxes                                                                         124,647

              Present value of net minimum lease payments                                                     883,438
              Less current portion                                                                            303,475

              Long-term portion of capital lease obligations                                       $          579,963
                                                                                                   ==================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE  6 -     INCOME TAXES

              The Company had net operating loss carry-forwards available to offset future taxable income. The Company has net operating loss carry-forwards of approximately $5,700,000 to offset future tax liabilities. The loss carry-forwards will begin to expire in 2008.

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

              SERIES B:

              At March 31, 1998, there are 94,953 shares of series B preferred stock issue and outstanding. The holders of these series B preferred shares are entitled to an annual cumulative cash dividend of not less than sixty cents per share. At March 31, 1998, there is a total of $312,782 of accrued and unpaid dividends related to the series B preferred stock which have been included in the accompanying consolidated financial statements. These series B preferred shares were convertible into shares of the Company's common stock which conversion option expired March 31, 1995.

              SERIES D:

              As discussed in Note 9, the Company issued 100,000 shares of Series D preferred stock in exchange for 80% of the issued and outstanding common stock of FTI. Effective March 31, 1998, the Series D stock was converted into common stock (Note 2).

NOTE  8 - COMMON STOCK ISSUED BUT NOT OUTSTANDING

              The Company has issued 160,820 shares of common stock which have been offered to the holders of the Series B preferred stock and the debentures. The shares have not been accepted by the holders of those investments as of the date of the consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 9 -      STOCK OPTIONS

              In August 1997, the Company's Board of Directors approved the 1997 American Resources and Development Company Stock Option Plan (Option Plan). Under the Option Plan, 500,000 shares of the Company's common stock are reserved for issuance to Directors and employees. Options are granted at a price and with vesting terms as determined by the Board of Directors. In October 1997, the Board of Directors granted options to purchase 140,000 shares of stock at $2.00. These options are exercisable beginning March 31, 1998, over staggered periods and expire after ten years. Compensation expense of $1,458 per month will be recognized for 40,000 of the options issued over a 4 year vesting period and $1,458 per month will be recognized for 100,000 of the options over a 10 year vesting period. In July 1998, the Board of Directors changed the terms of the 100,000 options vesting over 10 years. 25,000 of these options were fully vested and the remainder of the options were canceled. As a result, compensation expense of $52,498 was recognized for the year ended March 31, 1998 for the vesting of these options.

              In December 1997, the Board of Directors granted options to purchase 39,000 shares of stock at $2.00. These options are exercisable beginning March 31, 1998, are exercisable over staggered periods and expire after ten years. No compensation expense was recognized as the option price was greater than the fair market value of the stock at the date of the option grant.

              Pro forma net income and net income per common share was determined as if the Company had accounted for its employee stock options under the fair value method of Statement of Financial Accounting Standards No. 123.

              Pro forma expense in year 1 would be $30,904, and $5,646 in years 2 and 3, respectively, with an increase in pro forma expenses per share of $0.016 in year 1 and $0.003 in years 2 and 3.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 10 - COMMITMENTS AND CONTINGENCIES

              FTI leases office and warehouse space in Salt Lake City, Utah and leases space for six retail stores in various locations. Lease commitments for the years ended March 31, 1999 through March 31, 2004 are $368,885, $373,374, $380,077, $112,011 and $30,216,
              respectively.

NOTE 11 - GOING CONCERN

              The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company has received funds from a private placement and debt funding and plans to continue making private stock and debt placements in addition to selling its investment in GVI. There is no assurance that the Company will be able to obtain sufficient funds from other sources as needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. Management also intends to renegotiate the terms of its debt for a longer repayment period.