Form 10QSB
period 1998-06-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1998-08-19
CIK 812555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly  Report  Under  Section 13  or  15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998;

                                       or

[ ]      Transition Report  Under  Section 13 or  15(d) of  the
         Securities  Exchange Act of 1934

         For transition period from ________________ to _________________

                         Commission file number 0-18865
                                ----------------

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
             (Exact name of registrant as specified in its charter)
                                ----------------
             UTAH                                          87-0401400
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)
                                 ---------------

            3855 South 500 West
                Suite R
            Salt Lake City, Utah                         84115
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (801) 363-8961

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     As of August 18, 1998, the Registrant had outstanding 3,215,596 shares of Common Stock.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Part I     Financial Information

Item 1:    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - June 30, 1998
           and March 31, 1998.................................................3

           Condensed Consolidated Statements of Operations - Three Months
           Ended June 30, 1998 and 1997.......................................5

           Statements of Stockholders' Equity.................................6

           Condensed Consolidated Statements of Cash Flows - Three
           Months Ended June 30, 1998 and 1997................................7

           Notes to Condensed Consolidated Financial Statements -
           June 30, 1998......................................................8

Item 2:    Management's Discussion and Analysis or Plan of Operations........26


Part II    Other Information

Item 1.    Legal Proceedings.................................................28

Item 2.    Changes in Securities.............................................28

Item 3.    Defaults upon Senior Securities...................................28

Item 4.    Submission of Matters to a Vote of Security Holders...............28

Item 5.    Other Information ................................................28
Item 6.    Exhibits and Reports on Form 8-K..................................28



                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Consolidated Balance Sheet


                                                       ASSETS
                                                                      June 30,                       March 31,
                                                                       1998                             1998
                                                                -----------------                  -------------
CURRENT ASSETS
  Cash                                                          $          16,649                  $      14,663
  Accounts receivable                                                     299,044                        221,875
  Inventory (Note 1)                                                      362,987                        437,003
  Marketable securities                                                   643,087                        622,182
  Notes receivable, Quade, Inc. (Note 12)                                  40,000                         -
  Prepaid and other current assets                                         36,628                         44,882
                                                                -----------------                  -------------
      Total Current Assets                                              1,398,395                      1,340,605
                                                                -----------------                  -------------

PROPERTY AND EQUIPMENT (NOTE 1)

  Furniture, fixtures and equipment                                       421,492                        383,638
  Capital leases                                                        1,003,507                        859,185
                                                                -----------------                  -------------

     Total depreciable assets                                           1,424,999                      1,242,823
     Less: accumulated depreciation                                      (195,060)                      (118,889)
                                                                -----------------                  -------------

      Net Property and Equipment                                        1,229,939                      1,123,934
                                                                -----------------                  -------------

OTHER ASSETS

  Investments (Note 1)                                                  1,400,750                      1,077,500
  Goodwill (Note 1)                                                     1,796,050                      1,826,492
  Deposits                                                                 68,105                         68,104
                                                                -----------------                  -------------

     Total Other Assets                                                 3,264,905                      2,972,096
                                                                -----------------                  -------------

     TOTAL ASSETS                                               $       5,893,239                  $   5,436,635
                                                                =================                  =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30,                        March 31,
                                                                       1998                             1998
                                                                -----------------                  -------------
CURRENT LIABILITIES
  Accounts payable                                              $         708,510                 $      688,021
  Accrued expenses and other current liabilities                          418,691                        393,494
  Current portion of notes payable (Note 3)                               620,543                        419,781
  Current portion of notes payable, related parties (Note 4)              229,974                        184,974
  Current portion of capital lease obligations (Note 5)                   239,088                        303,475
                                                                -----------------                  -------------

     Total Current Liabilities                                          2,216,806                      1,989,745
                                                                -----------------                  -------------

LONG-TERM DEBT

  Reserve for discontinued operations                                     450,782                        450,782
  Notes payable (Note 3)                                                   14,155                         14,155
  Capital lease obligations (Note 5)                                      645,184                        579,963
  Notes payable, related parties (Note 4)                               1,150,739                      1,091,536
                                                                -----------------                  -------------

     Total Long-Term Debt                                               2,260,860                      2,136,436
                                                                -----------------                  -------------

     Total Liabilities                                                  4,477,666                      4,126,181
                                                                -----------------                  -------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

  Unrealized gain on marketable securities and investments                471,655                              -
  Preferred stock, par value $0.001 per share: 10,000,000
   shares authorized; issued and outstanding: 94,953
   Series B shares, 150,000 Series C shares                                   245                            245
  Common stock, par value $0.001 per share: 125,000,000
   shares authorized; issued and outstanding: 2,965,263 and
   2,929,263 shares issued and outstanding.  (Note 8)                       2,965                          2,929
  Additional paid-in capital                                            7,071,224                      7,026,260
  Accumulated deficit                                                  (6,130,516)                    (5,718,980)
                                                                -----------------                  -------------

      Total Stockholders' Equity                                        1,415,573                      1,310,454
                                                                -----------------                  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $       5,893,239                  $   5,436,635
                                                                =================                  =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                                         AMERICAN RESOURCES AND DEVELOPMENT
                                        Consolidated Statements of Operations


                                                                               For the Three Months Ended
                                                                                           June 30,
                                                                                   1998                1997
                                                                           ------------------    ---------------
INCOME

  Sales - merchandise                                                      $          809,034    $       161,161
  Cost of sales - merchandise                                                         499,870             78,140
                                                                           ------------------    ---------------

    Gross Profit                                                                      309,164             83,021
                                                                           ------------------    ---------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Depreciation and amortization                                                       104,945              7,274
  General expenses                                                                    552,230            246,338
                                                                           ------------------    ---------------

    Total General and Administrative Expenses                                         657,175            253,612
                                                                           ------------------    ---------------

    Net Loss                                                                         (348,011)          (170,591)
                                                                           ------------------    ---------------

OTHER INCOME AND (EXPENSES)

  Interest income                                                                                              5
  Other income                                                                         24,112             40,818
  Gain on sale of assets                                                               19,405                  -
  Interest expense                                                                   (107,042)            (4,305)
                                                                           ------------------    ---------------

    Total Other Income and (Expenses)                                                 (63,525)            36,518
                                                                           ------------------    ---------------

  LOSS BEFORE INCOME TAXES AND
    DISCONTINUED OPERATIONS                                                          (411,536)          (134,073)
                                                                           ------------------    ----------------

  DISCONTINUED OPERATIONS

  Loss from operations of GVI, FCC                                                          -           (253,206)
                                                                           ------------------    ---------------

  Net loss before income tax                                                         (411,536)          (387,279)
  Less: provisions for (income tax)                                                         -                  -
                                                                           ------------------    ---------------

NET LOSS                                                                   $         (411,536)   $      (387,279)
                                                                           ==================    ===============

LOSS PER SHARE                                                             $            (0.14)   $         (0.21)
                                                                           ==================    ===============

NET LOSS PER SHARE OF COMMON
  STOCK-CONTINUING OPERATIONS                                              $            (0.14)   $         (0.07)
                                                                           ==================    ===============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK -
DISCONTINUED OPERATIONS                                                    $              0.0    $         (0.14)
                                                                           ==================    ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                       2,949,834          1,864,113
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



                                       AMERICAN RESOURCE AND DEVELOPMENT COMPANY
                                    Consolidated Statement of Stockholders' Equity
                                                March 31, 1998 and 1997


                                                                                                  Additional
                                              Common Stock               Preferred Stock            Paid-in            Accumulated
                                        Shares          Amount         Shares         Amount        Capital              Deficit
                                        ------          ------         ------         ------        -------              -------
Balance, March 31, 1996                1,835,486       $1,835          252,220        $ 252      $ 11,910,212       $  (8,941,298)

Capital contributions by stock
 issuances of a subsidiary                     -            -                -            -         1,111,509                   -

Net loss                                       -            -                -            -                 -          (1,024,802)
                                       ---------       ------          -------        -----      ------------       -------------

Balance, March 31, 1997                1,835,486        1,835          252,220          252        13,021,721          (9,966,100)

Stock issuance of a subsidiary
 for payment of interest                       -            -                -            -           143,166                   -

Preferred B stock conversion
 into common stock                        11,995           12           (7,267)          (7)                -                   -

Common stock issued for
 services                                399,000          399                -            -           388,261                   -

Expense recognized for
 vested stock options                          -            -                -            -            52,498                   -

Eliminate GVI equity for
 merger with U.S. Golf
 Communities (Note 2)                          -            -                -            -        (8,406,498)          4,687,868

Stock issued for cash                     24,000           24                -            -            29,976                   -

Stock issued for PPW
 acquisition (Note 2)                    258,782          259                -            -         1,293,651                   -

Stock issued to FTI
 shareholders (Note 2)                   400,000          400                -            -           499,600                   -

Stock options issued to FTI
 shareholders                                  -            -                -            -             3,885                   -

Net loss                                       -            -                -            -                 -            (440,748)

Balance, March 31, 1998                2,929,263       $2,929          244,953       $  245      $  7,026,260     $    (5,718,980)

Stock issued for cash                     36,000           36                -            -            44,964                   -

Net loss                                       -            -                -            -                 -            (411,536)

Balance, June 30, 1998                 2,965,263       $2,965                -            -      $  7,071,224     $    (6,130,516)
                                       =========       ========       ========       ========    ============     ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.




                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Statements of Cash Flows


                                                                                        June 30,
                                                                               1998                    1997
                                                                         -----------------     -----------------
OPERATING ACTIVITIES

   Net loss                                                              $       (411,536)     $        (395,012)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                 104,945                 8,295
     Common sock issued for services                                                     -                30,000
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                                               74,016              (143,773)
     (Increase) decrease in notes and accounts receivable                         (117,169)              (10,074)
     Increase (decrease) in other current assets                                     8,254                 5,950
     Increase (decrease) in accounts payable and
      other current liabilities                                                   (53,149)               264,023
                                                                         -----------------     -----------------

         Net Cash Provided (Used) by Operating Activities                        (394,639)              (240,591)
                                                                         -----------------     -----------------

INVESTING ACTIVITIES

   Purchases of property and equipment                                            (37,854)              (27,015)
   Investment in land held for development                                              -              (300,862)
   Sale of marketable securities, net of gain                                      121,705                    -
                                                                         -----------------     -----------------

         Net Cash Provided (Used) by Investing Activities                           83,851             (327,877)
                                                                         -----------------     -----------------

FINANCING ACTIVITIES

   Payments on notes payable and capital lease obligations                         (57,759)             (97,503)
   Proceeds from notes payable                                                     325,533              648,000
   Common stock issued for cash                                                     45,000                    -
                                                                         -----------------     -----------------

         Net Cash Provided (Used) by Financing Activities                          312,774              550,497
                                                                         -----------------     -----------------

INCREASE (DECREASE) IN CASH                                                          1,986              (17,971)

CASH, BEGINNING OF PERIOD                                                           14,663                47,850
                                                                         -----------------     -----------------

CASH, END OF PERIOD                                                      $          16,649     $          29,879
                                                                         =================     =================
CASH PAID FOR

   Interest                                                              $          99,824     $          16,343
   Income taxes                                                          $               -     $               -

NON-CASH FINANCING ACTIVITIES

         Common stock issued for services                                $          30,000     $          30,000
         Equipment purchase through capital
             lease obligation                                                      144,312                     -

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

               a.   Quarterly Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's fiscal 1998 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

               c. Principles of Consolidation

               The accompanying consolidated financial statements include American Resources and Development Company and its subsidiaries, Fan-Tastic, Inc. (FTI), Pacific Printing and Embroidery L.L.C.
               (PPW). The operations of Golf Ventures, Inc. (GVI), and Finally Communities, Inc. (FCC) are included in the statement of operations and cash flows at March 31, 1997. (Note 2)

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

               d. Estimates

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

               g. Inventories

               Inventories are stated at the lower of cost or market using the first-in, first-out method.

               h. Property and Equipment

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.  Financial Instruments

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

              Marketable securities represent 395,746 and 497,746 shares of GVI unrestricted stock at June 30 and March 31, 1998, respectively, which are classified as marketable securities available for sale and are carried at market value. Any change in market value from period to period will be reported as a separate component of stockholders' equity until realized.

              Investments represent 862,000 shares of GVI restricted stock at March 31, 1998, which are classified as investments available for sale. Any change in market value from period to period will be reported as a separate component of stockholders' equity until realized.

              There was an unrealized gain of $471,665 in marketable securities and investment securities at June 30, 1998 due to a $.375 increase in GVI per share value at June 30, 1998 compared to the Company's recorded cost for GVI shares.

              j. Income Taxes

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

              k. Net Loss Per Common Share

              Net loss per common share is computed based on the weighted average number of common shares outstanding during the period. The common stock equivalents are anti-dilutive and, accordingly, are not used in the net loss per common share computation.

              In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (SFAS 128), which is required to be adopted on December 31, 1997. SFAS 128 requires a change in the method currently used to compute earnings per share and to restate all prior periods to disclose diluted net income

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)


               per common share in addition to its current basic net income per common share. Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were ($0.14) and ($0.07) for the quarters ended June 30, 1998 and 1997, respectively. Basic net loss from discontinued operations per common share and diluted net loss from discontinued operations per common share ) for the quarters ended June 30, 1998 and 1997 was $0.0 and $(0.14), respectively. Weighted average common shares outstanding were 2,949,834 and 1,864,113 for the quarters ended June 30, 1998 and 1997, respectively.

               l.  Revenue Recognition

               Franchise fees are recognized as revenue when all material services relating to the sale have been substantially performed by FTI. Material services relating to the franchise sale include assistance in the selection of a site and franchisee training. Revenue for contract screenprinting and embroidery are recognized when the goods have shipped.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

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



                                                        Prior to               GVI                 After
                                                          Merger               Adjustments          GVI Merger
CURRENT ASSETS

   Cash                                            $           86,213    $         (10,047)    $          76,166
   Marketable securities                                            -              692,886               692,886
   Accounts receivable                                        131,522                    -               131,522
   Inventory, real estate                                     753,131             (753,131)                    -
   Inventory, merchandise                                     581,169                    -               581,169
   Notes receivable                                            75,000                    -                75,000
   Prepaid and other current assets                            33,130                    -                33,130
   Current portion of contract receivable                       1,955               (1,955)                    -
                                                   ------------------    -----------------     -----------------
     Total Current Assets                                   1,662,120              (72,247)            1,589,873
                                                   ------------------    ------------------    -----------------

PROPERTY AND EQUIPMENT

   Model home and condominiums                                180,988             (134,788)               46,200
   Furniture, fixtures and equipment                          197,284              (15,456)              181,828
   Vehicles                                                    43,252                    -                43,252
                                                   ------------------    ------------------    -----------------
Total depreciable assets                                      421,524             (150,244)              271,280
Less: accumulated depreciation                               (124,936)               4,435              (120,501)
                                                   ------------------    -------------------   -----------------

     Net property and equipment                               296,588             (145,809)              150,779
                                                   ------------------    -----------------     -----------------

OTHER ASSETS

   Land held for development                               12,132,098          (11,886,098)              246,000
   Goodwill                                                   240,407                    -               240,407
   Long-term portion of contract
     receivable                                                55,993              (55,993)                    -
   Deposit                                                      1,970                    -                 1,970
                                                   ------------------    ------------------    -----------------
     Total Other Assets                                    12,430,468          (11,942,091)              488,377
                                                   ------------------    -----------------     -----------------

     TOTAL ASSETS                                  $       14,389,176    $     (12,160,147)    $       2,229,0290
                                                   ==================    =================     =================



                                       AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                     Notes to the Consolidated Financial Statements
                                                  June 30, 1998 and 1997



NOTE 2 -   MERGERS AND ACQUISITIONS (Continued)

                                                        Prior to               GVI                  After
                                                          Merger              Adjustments           GVI Merger
                                                   ------------------    ------------------    -----------------
CURRENT LIABILITIES
   Accounts payable                                $        1,296,869    $         (898,265)   $         398,604
   Accrued expenses and other current
    liabilities                                             1,367,403              (707,474)             659,929
   Current portion of notes payable                         1,309,400              (903,924)             405,476
   Current portion of notes payable, related
    parties                                                   377,337                     -              377,337
   Current portion of capital lease
    obligations                                                14,556                     -               14,556
                                                   ------------------    ------------------    -----------------
     Total Current Liabilities                              4,365,565            (2,509,663)           1,855,902
                                                   ------------------    ------------------    -----------------

LONG-TERM DEBT

   Notes payable                                            6,550,550            (6,550,550)                   -
   Capital lease obligations                                    4,262                     -                4,262
   Notes payable, related parties                             748,087               (75,000)             673,087
                                                   ------------------    ------------------    -----------------

      Total Long-Term Debt                                  7,302,899            (6,625,550)             677,349
                                                   ------------------    ------------------    -----------------

STOCKHOLDERS' EQUITY

   Preferred stock                                                252                     -                  252
   Common stock                                                 1,868                     -                1,868
   Additional paid-in capital                              13,258,330            (8,406,498)           4,851,832
   Accumulated deficit                                    (10,539,738)            5,381,564           (5,158,174)
                                                   ------------------    ------------------    -----------------

     Total Stockholders' Equity                             2,720,712            (3,024,934)            (304,222)
                                                   ------------------    ------------------    -----------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $       14,389,176    $      (12,160,147)   $       2,229,029
                                                   ==================    ==================    =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997


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

              Fiscal     Earnings Before Income Taxes     Common Shares Issuable
               Year          Low             High         Minimum       Maximum
               ----          ---             ----         -------       -------
               1999       $179,480       $  538,200        28,754       86,261
               2000        269,020          807,300        28,754       86,261
               2001        357,900        1,073,700        28,754       86,261

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                       American Resources and Development Company
                                     Consolidated Pro Forma Combined Balance Sheets
                                                     March 31, 1998

                                                 American                                Pro Forma
                                                 Resources             PPW              Adjustments          Combined

              CURRENT ASSETS

              Cash                          $          4,962    $          9,699    $           -       $        14,663
              Marketable Securities                  622,182                   -                -               622,182
              Accounts receivable                     51,444             170,431                -               221,875
              Inventory, merchandise                 321,934             115,071                -               437,003
              Notes receivable                       115,000            (115,000)               -                     -
              Prepaid and other current
                assets                                41,289               3,593                -                44,882
                                            ----------------    ----------------    -------------       ---------------
               Total Current Assets                1,156,811             183,794                -             1,340,605
                                            ----------------    ----------------    -------------       ---------------
              PROPERTY AND
               EQUIPMENT

              Furniture, fixtures and
                equipment                            158,242             271,413          (46,017)              383,638
              Leased equipment                        40,650             921,713         (103,178)              859,185
                                            ----------------    ----------------    -------------       ---------------
              Total depreciable assets               198,892           1,193,126         (149,195)            1,242,823
              Less: accumulated
                depreciation                        (118,889)           (149,195)         149,195              (118,889)
                                            ----------------    ----------------    -------------       ---------------

              Net Property and
               Equipment                              80,003           1,043,931                -             1,123,934
                                            ----------------    ----------------    -------------       ---------------
              OTHER ASSETS

              Investments                          1,077,500                   -                -             1,077,500
              Goodwill                                                                  1,826,492             1,826,492
              Deposit                                  1,970              66,134                -                68,104
                                            ----------------    ----------------    -------------       ---------------

                   Total Other Assets              1,079,470              66,134        1,826,492             2,972,096
                                            ----------------    -----------------   ---------------     ---------------

                   TOTAL ASSETS             $      2,316,284    $      1,293,859    $   1,826,492       $     5,436,635
                                            ================    ================    ===============     ===============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997

NOTE 2- MERGERS AND ACQUISITIONS (Continued)

                                       American Resources and Development Company
                                     Consolidated Pro Forma Combined Balance Sheets
                                                     March 31, 1998

                                                        American                           Pro Forma
                                                        Resources            PPW           Adjustments            Combined
                                                  ----------------    --------------     --------------       ---------------
              CURRENT LIABILITIES
              Accounts payable                    $        391,985    $      296,036     $            -       $       688,021
              Accrued expenses and
               other current liabilities                   288,415           105,079                  -               393,494
              Current portion of notes payable             382,635           162,146                  -               544,781
              Current portion of notes
               payable - related parties                    23,974            36,000                  -                59,974
              Current portion of capital
               lease obligations                            19,450           284,025                  -               303,475
                                                  ----------------    --------------     --------------       ---------------
                  Total Current Liabilities              1,106,459           883,286                  -             1,989,745
                                                  ----------------    --------------     --------------       ---------------
              LONG-TERM DEBT

              Reserve For Discontinued Operations          138,000                 -                  -               138,000
              Long-term portion of notes payable            14,155                 -                  -                14,155
              Long-term portion of capital
                lease obligations                           13,638           566,325                  -               579,963
              Accrued interest on preferred stock          312,782                 -                  -               312,782
              Notes payable, related parties               714,699           376,837                  -             1,091,536
                                                  ----------------    --------------     --------------       ---------------
                   Total Long-Term Debt                  1,193,274           943,162                  -             2,136,436
                                                  ----------------    --------------     --------------       ---------------
              STOCKHOLDERS' EQUITY

              Preferred stock                                  245                 -                  -                   245
              Common stock                                   2,670            13,080            (12,821)                2,929
              Equity in investments                        622,182                 -                  -               622,182
              Additional paid-in capital                 5,732,609                 -          1,293,644             7,026,253
              Accumulated deficit                       (6,341,155)         (545,669)           545,669            (6,341,155)
                                                  ----------------    --------------     --------------       ---------------

                 Total Stockholders' Equity                 16,551          (532,589)         1,826,492             1,310,454
                                                  ----------------    --------------     --------------       ---------------

                 TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY            $      2,316,284    $    1,293,859     $    1,826,492       $     5,436,635
                                                  ================    ==============     ==============       ===============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997

NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                   American Resources and Development Company
            Consolidated Pro Forma Combined Statements of Operations
                                 March 31, 1998

                                                               American                           Pro Forma
                                                               Resources           PPW           Adjustments        Combined
                                                            -------------    -------------     -------------    --------------
              SALES

                Sales - screenprinting and embroidery       $           -    $   2,389,970     $           -    $    2,389,970
                Sales - merchandise and franchise fees          1,093,110                -                 -         1,093,110
                                                            -------------    -------------     -------------    --------------

                        Total Sales                             1,093,110        2,389,970                 -         3,483,080
                                                            -------------    -------------     -------------    --------------

              COST OF SALES

                Cost of sales - screenprinting and embroidery           -        1,784,167                 -         1,784,167
                Cost of sales - merchandise                       774,405                -                 -           774,405
                                                            -------------    -------------     -------------    --------------

                        Total Cost of Sales                       774,405        1,784,167                 -         2,558,572
                                                            -------------    -------------     -------------    --------------
                        Gross Profit                              318,705          605,803                 -           924,508
                                                            -------------    -------------     -------------    --------------

              EXPENSES

                 General and administrative expenses            1,447,285          771,624           121,229         2,340,138
                 Writedown of goodwill                            756,797                -                 -           756,797
                 Sales and marketing expenses                      93,175                -                 -            93,175
                 Depreciation                                      31,814          194,523                  -          226,337
                                                            -------------    -------------     -------------    --------------

                        Total Expenses                          2,329,071          966,147           121,229         3,416,447
                                                            -------------    -------------     -------------    --------------

              Loss From Operations                             (2,010,366)        (360,344)         (121,229)       (2,491,939)
                                                            -------------    -------------     -------------    --------------

              Other Income and (Expenses)

                 Other income                                      15,387            1,847                 -            17,234
                 Interest revenue                                       5                -                 -                 5
                 Gain on sale of assets                           139,906                -                 -           139,906
                 Interest expense                                (133,339)        (183,385)                -          (316,724)
                                                            -------------    -------------     -------------    --------------

                   Total Other Income and Expenses                 21,959         (181,538)                -          (159,579)
                                                            -------------    -------------     -------------    --------------
              LOSS BEFORE INCOME TAXES AND
               DISCONTINUED OPERATIONS

                 Loss from operations of GVI, FCC                (172,728)               -                 -          (172,728)
                 Gain on disposal of GVI, FCC                   1,720,387                -                 -         1,720,387
                                                            -------------    -------------     -------------    --------------

                   Total Discontinued Operations                1,547,659                -                 -         1,547,659
                                                            -------------    -------------     -------------    --------------

              INCOME TAXES                                              -                -                 -                 -
                                                            -------------    -------------     -------------    --------------

              Net Loss                                      $    (440,748)   $    (541,882)    $    (121,229)   $   (1,103,859)
                                                            =============    =============     =============    ==============

              Loss Per Share                                $       (0.57)   $       (2.07)    $           -    $        (0.80)
                                                            =============    =============     =============    ==============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                       American Resources and Development Company
                          Consolidated Pro Forma Combined Statements of Operations (Continued)
                                            For the Year ended March 31, 1997
                                                       (Unaudited)

                                                               American                           Pro Forma
                                                               Resources          PPW            Adjustments        Combined
                                                            -------------    -------------     -------------    --------------
              SALES

                Sales - screenprinting and embroidery       $           -    $   2,926,410     $          -     $    2,926,410
                                                            -------------    -------------     -------------    --------------
                   Total Sales                                          -        2,926,410                -          2,926,410
                                                            -------------    -------------     -------------    --------------

              COST OF SALES

                Cost of sales - screenprinting and
                 embroidery                                             -        2,209,410                 -         2,209,410
                                                            -------------    -------------     -------------    --------------

                   Total Cost of Sales                                  -        2,209,410                 -         2,209,410
                                                            -------------    -------------     -------------    --------------

              Gross profit                                              -          717,000                 -           717,000
                                                            -------------    -------------     -------------    --------------

              EXPENSES

                General and administrative expenses               519,185          944,015           121,229         1,584,429
                Writedown of goodwill                                   -                -                 -                 -
                Sales and marketing expenses                            -                -                 -                 -
                Depreciation                                        3,124           74,815                 -            77,939
                                                            -------------    -------------     -------------    --------------

                   Total Expenses                                 522,309        1,018,830           121,229         1,662,368
                                                            -------------    -------------     -------------    --------------

              Loss from operations                               (522,309)        (301,830)         (121,229)         (945,368)
                                                            -------------    -------------     --------------   --------------

              Other income and (Expenses)

                Other revenue                                           -           49,750                 -            49,750
                Interest income                                       168                -                 -               168
                Gain on sale of assets                            215,375                -                 -           215,375
                Interest expense                                  (32,118)         (58,350)                -           (90,468)
                                                            -------------    -------------     -------------    --------------
                   Total Other Income and Expenses                183,425           (8,600)                -           174,825
                                                            -------------    -------------     -------------    --------------
              Loss before income taxes and discontinued
               operations

                Loss from discontinued operations                (685,918)               -                 -          (685,918)
                                                            -------------    -------------     -------------    --------------

                    Total Discontinued operations                (685,918)               -                 -          (685,918)
                                                            -------------    -------------     -------------    --------------

              Income Taxes                                              -                -                 -                 -
                                                            -------------    -------------     -------------    --------------

              Net Loss                                      $  (1,024,802)   $    (310,430)    $    (121,229)   $   (1,456,461)
                                                            =============    =============     =============    ==============

              Net loss per Share                            $       (0.56)   $       (1.20)                     $        (0.97)
                                                            =============    =============     =============    ==============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997

NOTE 3 -      NOTES PAYABLE

              Notes payable are comprised of the following:
                                                                                                             June 30,
                                                                                                               1998

              Note payable, unsecured, bearing interest at 12%, payable
               in monthly installments of $7,000, including interest                                          $63,009

              Promissory note, secured by vehicle, bearing interest at
               11%.  Due in monthly installments of $405, including interest.                                  16,856

              Convertible subordinated debentures, due June 30, 1996
               bearing interest at 12% per annum.  Interest payable
               quarterly, secured by land.                                                                    185,000

              Note payable with interest at 25%.  Interest payable in July with the entire note due October 24, 1998.  Secured by Company
                and GVI stock.                                                                                150,000

              Note payable to a bank with interest at 3% above prime per annum.
               Secured by accounts receivable and due August 31, 1998.                                        219,833
                                                                                                       --------------

              Subtotal                                                                                        634,698

              Less current portion                                                                            620,543

              Long-term portion                                                                        $       14,155
                                                                                                       ==============

              Maturities of long-term debt are as follows:

                                                     March 31, 1999                                    $      620,543
                                                     March 31, 2000                                             4,193
                                                     March 31, 2001                                             4,592
                                                     March 31, 2002                                             4,600
                                                     March 31, 2003                                               770
                                                                                                       --------------
                                                                                                       $      634,698
                                                                                                       ==============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997


NOTE 4 -      NOTES PAYABLE, RELATED PARTIES
                                                                                                         June 30,
                                                                                                           1998
              Note payable to Banque SCS, secured by GVI common stock.  Interest at 14% with monthly  principal  and  interest  payments of $6,000 with  a  final  balloon  payment  July  2001.  (Banque  SCS  is a shareholder although it disclaims beneficial ownership
               of the shares                                                                       $          358,000

              Promissory  notes to Banque  SCS,  secured by GVI  stock,  bearing interest at 12%. Interest due monthly with the entire balance due on April 24, 1998. Holder of note has agreed to sell GVI
               stock securing note until note is paid in full.                                                170,000

              Note  payable to Banque  SCS,  secured  by GVI  common  stock.  An additional $300,000 was borrowed from Banque SCS in July
               1998.    Interest at 16% due monthly with the entire loan due
                December 7, 1999.                                                                              40,000

              Note payable to a shareholder, secured by assets of the Company.
               Interest payable monthly at 18% with no stated principal
               payments required.                                                                             135,491

              Notes payable to the former owners of FTI  (includes  officers and directors of the Company). Interest rates average 9.5%.
               Unsecured due upon demand.                                                                     271,214

              Notes payable to the former shareholders of PPW (includes an officer and director of the Company).  Interest rates average
               12%. Unsecured due upon demand.                                                                406,008

                          Subtotal                                                                          1,380,713
                                                                                                   ------------------
                          Less current portion                                                               (229,974)

                          Long-term portion                                                        $        1,150,739
                                                                                                   ==================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997



NOTE 5 -      CAPITAL LEASES

              Property and equipment payments under capital leases as of March 31, 1998 is summarized as follows:

                        Year End
                        March 31,
                         1999                          $          368,389
                         2000                                     295,451
                         2001                                     253,347
                         2002                                      90,898
                                                       ------------------

              Total minimum lease payments                      1,008,085
              Less interest and taxes                             124,647
                                                       ------------------

              Present value of net minimum lease
                payments                                          883,438
              Less current portion                                303,475

              Long-term portion of capital lease
                obligations                            $          579,963
                                                       ==================


NOTE  6 -     INCOME TAXES

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997


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

              SERIES D:

              As discussed in Note 2, the Company issued 100,000 shares of Series D preferred stock in exchange for 80% of the issued and outstanding common stock of FTI. Effective March 31, 1998, the Series D stock was converted into common stock (Note 2).

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997

NOTE 9 -      STOCK OPTIONS (Continued)

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
                                                                  1997
                                                                 ------
                          Expected dividend yield                   0%
                          Expected stock price volatility          70%
                          Risk-free interest rate                 6.5%
                          Expected life of options (in years)      10

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997


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

NOTE 12 - SUBSEQUENT EVENTS

              In 1997, Quade, Inc., acquired from the U.S. Polo Association ("US Polo") the exclusive master licenses rights to the US Polo name for the United States and Canada. For the last year Quade, Inc., has been developing this property including signing agreements with four sub-licensees, and serving as licensee for knit tops including t-shirts, fleece and polo shirts.

              On March, 17, 1998, the Company signed a Letter of Intent to acquire one hundred percent (100%) of the outstanding common stock of Quade, Inc. On July 23, 1998 the Company completed its purchase of Quade, Inc. by issuing 213,333 shares of its common stock and by loaning Quade $115,000, of which $40,000 had been loaned by June 30, 1998. These shares include 32,000 shares that have a guarantee of $5.00 per share based on the average asking price of the Company's common stock for the six months ended March 31, 1999. The Company will also pay $100,000 to a former partner of Quade, Inc. by December 31, 1998 and an additional $714,000.00 is payable to Quade's former partner from guaranteed sub-licensee royalties, even in the event no sub-licensee royalties are paid. Depending on Quade's performance over the next three years, additional shares of the Company's common stock will be issued for this acquisition if minimum earnings levels are met as follows:

              Fiscal    Earnings Before Income Taxes     Common Shares Issuable
               Year          Low             High        Minimum        Maximum

              1999        $ 27,671          $81,500        47,408       142,222
              2000        $251,166         $754,000        47,376       142,222
              2001        $499,900       $1,499,200        47,423       142,222

              The  additional   shares  that  are  issued  to  the  Quade,  Inc.
              shareholder also have a guaranteed value of $5.00.

              The Company is also obligated to provide an additional $125,000 to Quade for working capital purposes and will provide a letter of credit for up to $200,000 for Quade to make apparel blank purchases.

Item 2. Management's Discussion and Analysis or Plan of Operations


RESULTS OF OPERATIONS

For the Quarter  Ended June 30,  1998,  Compared  to the Quarter  Ended June 30,
19967.

         Total revenue for the quarter ended June 30, 1998 increased $647,873, or 402%, to $809,034, compared with $161,161 for the quarter ended June 30, 1997. During the current period Fan-Tastic merchandise sales and franchise fees/royalties were $147,223 and $36,852 compared to $148,556 and $0 for the three months ended June 30, 1997. The increase in franchise fees is primarily due to an increase in Fan-Tastic's marketing budget in fiscal 1998 as compared to fiscal 1997. In addition, The Company acquired Pacific Print Works (PPW) effective March 31, 1998 (see Note 2 to the financial statements) which contributed revenue of $624,958 for the three months ended June 30, 1998. Revenue is expected to increase in future quarters due to the acquisition of Quade, Inc. (see Note 12 to the financial statements).

         Fan-Tastic had a gross profit of $102,359 or 55.6% for the three months ended June 30, 1998 as compared to $83,021 or 51.5% for the three months ended June 30, 1997. The improvement in gross profit as a percentage of sales is due to the increase in franchise fees and royalties for the three months ended June 30, 1998. PPW had a gross profit of $206,806 or 33% of sales for the three months ended June 30, 1998.

         Depreciation and amortization increased by $97,671 which was primarily due to goodwill of 30,442 from the PPW acquisition and $66,042 of PPW fixed assets depreciation.

         General expenses increased by $305,892 which was primarily due to PPW general expenses of $284,711. General expenses are expected to continue to grow in future quarters due to the acquisition of Quade, Inc. in July 1998 (see Note 12 to the financial statements).

         Interest expense increased $102,737 for the current period compared to the comparable 1997 period. The increase in interest expenses was due to 1) the Company increased it's debt in fiscal 1998 and the three months ended June 30, 1998 in order to fund operations and acquire PPW and Quade, Inc. and 2) PPW's interest expense from its bank line of credit and capital lease obligations.

         The Company experienced an increase in net loss of $277,463 in the current period compared to the three months ended June 30, 1997 ($411,536 in the current period compared with a net loss from continuing operations of $134,073 in the prior period.) This increase is due to the increase in depreciation and amortization, general expenses and interest expense as described above and from the net loss from PPW operations.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had total assets of $5,893,239, total liabilities of $4,477,666 and total stockholders equity of $1,415,573, compared with total assets of $5,436,635, total liabilities of $4,126,181 and total stockholders equity of $1,310,454 at March 31, 1998. At June 30, 1998 the
Company's current ratio was approximately .63 current assets to 1 current liabilities. The Company's current ratio is expected to continue to improve as the Company's 862,000 restricted shares in GVI become a current asset. The restriction of sale of these shares expires in July 1999. In addition, the Company will seek to convert certain debt to equity which will improve its current ratio.

         Management intends to improve its overall financial structure and provide operating capital through seeking the conversion of debt and preferred stock, private placement of the Company's common stock and sale of the Company's investment in GVI. In addition, the Company will need to raise approximately $125,000 of additional capital to fund the operations of its new subsidiary, Quade, Inc.

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


                                   AMERICAN RESOURCES AND
                                   DEVELOPMENT COMPANY
                                      (Registrant)



Date: August 18, 1998               By:  /Tim Papenfuss
                                         ------------
                                         Tim Papenfuss, Chief Financial Officer
                                         and Chief Executive Officer