Form 10QSB
period 1998-09-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1998-11-23
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998;

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

            3855 S. 500 W.
                Suite R
            Salt Lake City, Utah                         84115
(Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (801) 288-9120

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     As of November 17, 1998, the Registrant had outstanding 3,215,596 shares of Common Stock.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Part I     Financial Information

Item 1:    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 1998 and
March 31, 1998.............................................................   1

Condensed Consolidated Statements of Operations - Six months ended
September 30, 1998 and 1997 and Three Months
Ended September 30, 1998 and 1997..........................................   3

Statements of Stockholders' Equity.........................................   4

Condensed Consolidated Statements of Cash Flows - Six months ended
September 30, 1998 and 1997 and Three Months
Ended September 30, 1998 and 1997..........................................   5

Notes to Condensed Consolidated Financial Statements - September 30, 1998..   9

Item 2:    Management's Discussion and Analysis or Plan of Operation.......


Part II    Other Information

Item 1.    Legal Proceedings...............................................

Item 2.    Changes in Securities...........................................

Item 3.    Defaults upon Senior Securities.................................

Item 4.    Submission of Matters to a Vote of Security Holders.............

Item 5.    Other Information ..............................................

Item 6.    Exhibits and Reports on Form 8-K................................


                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                            Consolidated Balance Sheet


                                                      ASSETS

                                                                             September 30,          March 31,
                                                                               1998                  1998
                                                                         -----------------     -----------------
CURRENT ASSETS
   Cash                                                                  $           5,015     $          14,663
   Accounts receivable                                                             377,063               221,875
   Inventory (Note 1)                                                              445,693               437,003
   Marketable securities                                                         1,962,587               622,182
   Prepaid and other current assets                                                 25,900                44,882
                                                                         -----------------     -----------------

     Total Current Assets                                                        2,816,258             1,340,605
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT (Note 1)

   Furniture, fixtures and equipment                                               426,426               383,638
   Capital leases                                                                1,003,507               859,185
                                                                         -----------------     -----------------

     Total depreciable assets                                                    1,429,933             1,242,823
     Less: accumulated depreciation                                               (274,146)             (118,889)
                                                                         -----------------     -----------------

     Net Property and Equipment                                                  1,155,786             1,123,934
                                                                         -----------------     -----------------

OTHER ASSETS

   Investments (Note 1)                                                             -                  1,077,500
   Intangible assets (Note 1)                                                    2,932,399             1,826,492
   Deposits                                                                          4,694                68,104
                                                                         -----------------     -----------------

     Total Other Assets                                                          2,937,093             2,972,096
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $       6,909,137     $       5,436,635
                                                                         =================     =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                      Consolidated Balance Sheet (Continued)


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             September 30,          March 31,
                                                                               1998                  1998
                                                                         -----------------     -----------------
CURRENT LIABILITIES
   Accounts payable                                                      $         819,712     $         688,021
   Accrued expenses and other current liabilities                                  636,432               393,494
   Current portion of notes payable (Note 3)                                       853,703               419,781
   Current portion of notes payable, related parties (Note 4)                      255,084               184,974
   Current portion of capital lease obligations (Note 5)                           257,395               303,475
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   2,822,326             1,989,745
                                                                         -----------------     -----------------

LONG-TERM DEBT

   Reserve for discontinued operations                                             450,782               450,782
   Notes payable (Note 3)                                                          378,884                14,155
   Capital lease obligations (Note 5)                                              565,072               579,963
   Notes payable, related parties (Note 4)                                       1,399,459             1,091,536
                                                                         -----------------     -----------------

     Total Long-Term Debt                                                        2,794,197             2,136,436
                                                                         -----------------     -----------------

     Total Liabilities                                                           5,616,523             4,126,181
                                                                         -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

   Unrealized gain on marketable securities and investments                        452,905                -
   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                           245                   245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding; 3,215,596 and
    2,929,263 shares issued and outstanding (Note 8)                                 3,215                 2,929
   Additional paid-in capital                                                    7,503,890             7,026,260
   Accumulated deficit                                                          (6,667,541)           (5,718,980)
                                                                         -----------------     -----------------

     Total Stockholders' Equity                                                  1,292,714             1,310,454
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       6,909,137     $       5,436,635
                                                                         =================     =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                       Consolidated Statements of Operations


                                          For the Six Months Ended              For the Three Months Ended
                                                September 30,                          September 30,
                                          1998                1997                1998               1997
                                      ---------------     ---------------    ----------------    ---------------
NET SALES                             $     1,816,924     $       382,124    $      1,007,890    $       220,963

COST OF SALES                               1,131,510             173,966             631,640             95,826
                                      ---------------     ---------------    ----------------    ---------------

GROSS PROFIT                                  685,414             208,158             376,250            125,137
                                      ---------------     ---------------    ----------------    ---------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Depreciation and amortization               228,177              25,057             123,232             13,568
  General expenses                          1,222,951             507,346             670,721            261,008
                                      ---------------     ---------------    ----------------    ---------------

    Total General and
     Administrative Expenses                1,451,128             532,403             793,953            274,576
                                      ---------------     ---------------    ----------------    ---------------

    Net Loss                                 (765,714)           (324,245)           (417,703)          (149,439)
                                      ---------------     ---------------    ----------------    ---------------

OTHER INCOME AND (EXPENSES)

  Other income and expenses                    11,418              40,823             (12,694)            -
  Gain of sale of assets                       48,100              -                   28,695             -
  Interest expense                           (242,365)            (49,815)           (135,323)           (37,777)
                                      ---------------     ---------------    ----------------    ---------------

    Total Other Income and
      (Expenses)                             (182,847)             (8,992)           (119,322)           (37,777)
                                      ---------------     ---------------    ----------------    ---------------

LOSS BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS                 (948,561)           (333,237)           (537,025)          (187,216)
                                      ---------------     ---------------    ----------------    ---------------

DISCONTINUED OPERATIONS

  Loss from operations of GVI, FCC             -                 (157,595)             -                  95,611
                                      ---------------     ---------------    ----------------    ---------------


  Net (Loss) Before Income Tax               (948,561)           (490,832)           (537,025)           (91,605)
                                      ---------------     ---------------    ----------------    ---------------

  Net Loss Before Income Tax                 (948,561)           (490,832)           (537,025)           (91,605)
  Less: Provisions for (Income
   Tax)                                        -                   -                   -                  -
                                      ---------------     ---------------    ----------------    ---------------

NET LOSS PER SHARE OF
 COMMON STOCK FOR
 CONTINUING OPERATIONS                $         (0.31)    $         (0.18)   $          (0.17)   $         (0.10)
                                      ===============     ===============    ================    ===============

NET INCOME (LOSS) PER SHARE
 OF COMMON STOCK FOR
 DISCONTINUED OPERATIONS              $        -          $         (0.09)   $         -         $          0.05
                                      ===============     ===============    ================    ===============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      3,051,814           1,817,896           3,153,795          1,832,100
                                      ===============     ===============    ================    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                        AMERICAN RESOURCES AND DEVELOPMENT
                                        Statements of Stockholders' Equity







                                                                                                   Additional
                                         Common Stock                  Preferred Stock              Paid-in        Accumulated
                                    Shares           Amount         Shares          Amount          Capital          Deficit
                                 ------------    -----------     -----------    -------------    --------------    ---------------
Balance, March 31, 1996             1,835,486    $     1,835         252,220    $         252    $   11,910,212    $    (8,941,298)

Capital contributions by stock
  issuances of a subsidiary            -              -               -                -              1,111,509             -

Net loss                               -              -               -                -                 -              (1,024,802)
                                 ------------    -----------     -----------    -------------    --------------    ---------------

Balance, March 31, 1997             1,835,486          1,835         252,220              252        13,021,721         (9,966,100)

Stock issuance of a subsidiary
 for payment of interest               -              -               -                -                143,166             -

Preferred B stock conversion
 into common stock                     11,995             12          (7,267)              (7)           -                  -

Common stock issued for
 services                             399,000            399          -                -                388,261             -

Expense recognized for
 vested stock options                  -              -               -                -                 52,498             -

Eliminate GVI equity for
 merger with U.S. Golf
 Communities (Note 2)                  -              -               -                -             (8,406,498)         4,687,868

Stock issued for cash                  24,000             24          -                -                 29,976             -

Stock issued for PPW
 acquisition (Note 2)                 258,782            259          -                -              1,293,651             -

Stock issued to FTI
 shareholders (Note 2)                400,000            400          -                -                499,600             -

Stock options issued to FTI
 shareholders                          -              -               -                -                  3,885             -

Net loss                               -              -               -                -                 -                (440,748)
                                 ------------    -----------     -----------    -------------    --------------    ---------------

Balance, March 31, 1998             2,929,263          2,929         244,953              245         7,026,260         (5,718,980)

Stock issued for cash                  48,000             48          -                -                 59,952             -

Stock issued for Quade
 acquisition                          238,333            238          -                -                417,678             -

Net loss                               -              -               -                -                 -                (948,561)
                                 ------------    -----------     -----------    -------------    --------------    ---------------

Balance, September 30, 1998         3,215,596    $     3,215         244,953    $         245    $    7,503,890    $    (6,667,541)
                                 ============    ===========     ===========    =============    ==============    ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                      Consolidated Statements of Cash Flows




                                                           For the Six Months Ended           For the Three Months Ended
                                                                 September 30,                       September 30,
                                                          1998               1997                1998              1997
                                                       --------------    ---------------     ---------------    --------------
OPERATING ACTIVITIES
  Net Loss                                             $     (948,561)   $      (490,832)    $      (537,025)   $      (91,605)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                             228,177             27,164             123,232            12,510
    Common stock issued for services and interest              -                  30,000              -                 30,000
    Gain on sale of marketable securities                     (48,100)            -                  (28,695)           -
  Changes in operating assets and liabilities net
   of Quade acquisition:
    (Increase) decrease in inventory                            3,282           (118,302)            (70,734)           25,471
    (Increase) decrease in notes and accounts
     receivable                                              (150,921)           (35,771)            (73,752)          (25,697)
    Increase (decrease) in other current assets                53,287              2,069              75,441            (3,881)
    Increase (decrease) in accounts payable                   122,485            107,581              81,966             7,603
    Increase (decrease) in other current liabilities          101,999            206,780             127,603            42,735
                                                       --------------    ---------------     ---------------    --------------

     Net Cash Provided (Used) by Operating Activities        (638,352)          (271,311)           (301,964)           (2,864)
                                                       --------------    ---------------     ---------------    --------------

INVESTING ACTIVITIES

  Proceeds from sale of marketable securities                 232,304             -                   91,194            -
  Purchases of property and equipment                         (74,110)            (8,823)             (4,934)           (8,042)
  Investment in land held for development                      -                (364,261)             -               (124,599)
                                                       --------------    ---------------     ---------------    --------------

     Net Cash Provided (Used) by Investing Activities         158,194           (373,084)             86,260          (132,641)
                                                       --------------    ---------------     ---------------    --------------

FINANCING ACTIVITIES

  Stock issued for cash                                        60,000             -                   15,000            -
  Payments on long-term debt and capital lease
    obligations                                              (207,338)           (61,170)           (121,091)           (9,130)
  Proceeds from notes payable                                 150,000            245,266              -                 30,282
  Net borrowings on line of credit arrangement                 67,848             -                   10,161            -
  Borrowings from related parties                             400,000            452,610             300,000           124,635
                                                       --------------    ---------------     ---------------    --------------

     Net Cash Provided (Used) by Financing Activities         470,510            636,706             204,070           145,787
                                                       --------------    ---------------     ---------------    --------------

INCREASE (DECREASE) IN CASH                                    (9,648)            (7,689)            (11,634)           10,282

CASH, BEGINNING OF PERIOD                                      14,663             47,850              16,649            29,879
                                                       --------------    ---------------     ---------------    --------------

CASH, END OF PERIOD                                    $        5,015    $        40,161     $         5,015    $       40,161
                                                       ==============    ===============     ===============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)





                                               For the Six Months Ended
                                                     September 30,
                                               1998               1997
                                         ----------------   ------------------
CASH PAID FOR
  Interest                               $          -       $          190,836
  Income taxes                           $          -       $           -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services       $          -       $           30,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES

              Quarterly Financial Statements

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's fiscal 1998 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

              b.  Organization

              American Resources and Development Company (the Company) was formed as a Utah company on March 31, 1983 under the name Leasing Technologies. In March 1997, the shareholders of the Company approved a name change to American Resources and Development Corporation. In addition, the shareholders also approved a reverse split of its common stock on a 1 share for 20 share basis. The accompanying consolidated financial statements have been restated to reflect this reverse split retroactively.

              Effective march 17, 1997, the Company acquired 80% of the issued and outstanding common stock of Fan-Tastic, Inc. (FTI), a Utah corporation, in exchange for 100,000 shares of the Company's Class D preferred stock. Effective March 31, 1998, the Company acquired the remaining 20% of the issued and outstanding common stock of FTI. This acquisition has been accounted for using the purchase method in the accompanying consolidated financial statements. See
              Note 2 for further discussion regarding this transaction.

              Effective March 31, 1998, the Company acquired approximately 83% of the issued and outstanding common stock of Pacific Printing and Embroidery.

              Effective July 23, 1998, the Company acquired 100% of the issued and outstanding common stock of Quade, Inc. ("Quade"). Quade owns the master licensing rights of the U.S. Polo Association trademarks for the United States and Canada (see Note 5).

              c.  Principles of Consolidation

              The accompanying consolidated financial statements include American Resources and Development company and its subsidiaries, Fan-Tastic, Inc, (FTI), Pacific Printing and Embroidery L.L.C.
              (PPW) and Quade, Inc.
              (Quade).

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Financial instruments

              Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company, SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value.

              The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

              Marketable securities represent 1,207,746 and 497,746 shares of GVI unrestricted stock at September 30, 1998 and March 31, 1998, respectively, which are classified as marketable securities available for sale and are carried at market value. Any change in market value from period to period will be reported as a separate component of stockholders' equity until realized.

              Investments represent 862,000 shares of GVI restricted stock at March 31, 1998, which were classified as investments available for sale. These shares were classified as marketable securities at September 30, 1998 as restrictions for resale expire in July 1999.

              There was an unrealized gain of $452,905 in marketable securities at September 30, 1998 due to a $0.375 increase in GVI per share value at September 30, 1998 compared to the Company's recorded cost for GVI shares.

              e.  Income Taxes

              Income taxes consist of Federal Income and State Franchise taxes. The Company has elected a March 31 fiscal year-end for both book and income tax purposes.

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No.
              109). "Accounting for Income Taxes," which requires the asset and liability method of accounting for tax deferrals.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Net Loss Per Common Share

              Net loss per common share is computed based on the weighted average number of common shares outstanding during the period. The common stock equivalents are anti-dilutive and, accordingly, are not used in the net loss per common share computation.

              In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (SFAS 128), which was required to be adopted on December 31, 1997. SFAS 128 requires a change in the method currently used to compute earnings per share and to restate all prior periods to disclose diluted net income per common share in addition to its current basic net income per common share. Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were $(0.17) and $(0.10) for the quarters ended September 30, 1998 and 1997, respectively. Basic net loss from discontinued operations per common share and diluted net loss from discontinued operations per common share for the quarters ended September 30, 1998 and 1997 was $-0- and $0.05, respectively. Weighted average common shares outstanding were 3,153,795 and 1,832,100 for the quarters ended June 30, 1998 and 1997, respectively.

              g.  Revenue Recognition

              Franchise fees are recognized as revenue when all material services relating to the sale have been substantially performed by FTI. Material services relating to the franchise sale include assistance in the selection of a site and franchisee training. Revenue for contract screenprinting, embroidery and product sales are recognized when the goods have shipped. Royalty revenue from sublicensee royalty guarantees are recognized equally over the life of the contracts.

              h.  Intangible Assets

              The excess of the Company's acquisition cost over the fair value of the net assets of the FTI acquisition resulted in a write-down of goodwill of $756,797 for the year ended March 31, 1998. On March 31, 1998, the Company also recognized goodwill of $1,826,492 from the purchase of Pacific Print Works (a.k.a. Pacific Printing and Embroidery LLC). The Company recognizes goodwill from the excess of the purchase price of its acquisitions over the fair value of the net assets acquired. The Company also recognized $1,092,473 of license and trademark rights from the July 23, 1998 purchase of Quade, Inc. The Company amortizes its intangible assets over a 15 year life.

              The Company evaluates the recoverability of goodwill and reviews the amortization period on an annual basis. Several factors are used to evaluate goodwill, including but not limited to: management's plans for future operations, recent operating results and projected, undiscounted cash flows. The primary method is projected, undiscounted cash flows.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 2        MERGERS AND ACQUISITIONS

              Golf Ventures, Inc.

              In November 1997, Golf Ventures, Inc. merged with U.S. Golf Communities. U.S. Golf Communities is the controlling company in this merger and subsequent to the merger the combined company's name will be changed to Golf Communities of America (GCA). This merger resulted in a less than 20% American Resources' ownership in GVI. Therefore, subsequent to the merger, the Company's investment in GVI is reflected as an investment in accordance with Financial Accounting Standards Board Statement No. 121. Pro forma results of operations if the GVI merger would have occurred at the beginning of fiscal 1997 would have resulted in a decrease in net loss of $172,728 and $685,918 for the years ended March 31, 1998 and 1997, respectively, and $0.83 and $(0.37) per share for the same periods. The following proforma balance sheet reflects the effect of this merger.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


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


                                                         Prior to              GVI                    After
                                                          Merger            Adjustments            GVI Merger
                                                   ------------------    -----------------     -----------------
CURRENT ASSETS
   Cash                                            $           86,213    $         (10,047)    $          76,166
   Marketable securities                                       -                   692,886               692,886
   Accounts receivable                                        131,522               -                    131,522
   Inventory, real estate                                     753,131             (753,131)               -
   Inventory, merchandise                                     581,169               -                    581,169
   Notes receivable                                            75,000               -                     75,000
   Prepaid and other current assets                            33,130               -                     33,130
   Current portion of contract receivable                       1,955                                     (1,955)
                                                   ------------------    -----------------     -----------------

     Total Current Assets                                   1,662,120              (72,247)            1,589,873
                                                   ------------------    -----------------     -----------------

PROPERTY AND EQUIPMENT

   Model home and condominiums                                180,988             (134,788)               46,200
   Furniture, fixtures and equipment                          197,284              (15,456)              181,828
   Vehicles                                                    43,252               -                     43,252
                                                   ------------------    ------------------    -----------------


Total depreciable assets                                      421,524             (150,244)              271,280
Less: accumulated depreciation                               (124,936)               4,435              (120,501)
                                                   ------------------    -------------------   -----------------

     Net property and equipment                               296,588             (145,809)              150,779
                                                   ------------------    -----------------     -----------------

OTHER ASSETS

   Land held for development                               12,132,098          (11,886,098)              246,000
   Goodwill                                                   240,407               -                    240,407
   Long-term portion of contract
     receivable                                                55,993              (55,993)               -
   Deposit                                                      1,970               -                      1,970
                                                   -------------------   -----------------     -----------------


     Total Other Assets                                    12,430,468          (11,942,091)              488,377
                                                   ------------------    -----------------     -----------------

     TOTAL ASSETS                                  $       14,389,176    $     (12,160,147)    $       2,229,029
                                                   ==================    =================     =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 2 -   MERGERS AND ACQUISITIONS (Continued)

                                                         Prior to              GVI                    After
                                                          Merger            Adjustments            GVI Merger
                                                   ------------------    -----------------     -----------------
CURRENT LIABILITIES
   Accounts payable                                $        1,296,869    $        (898,265)    $         398,604
   Accrued expenses and other current
    liabilities                                             1,367,403             (707,474)              659,929
   Current portion of notes payable                         1,309,400             (903,924)              405,476
   Current portion of notes payable, related
    parties                                                   377,337               -                    377,337
   Current portion of capital lease
    obligations                                                14,556               -                     14,556
                                                   ------------------    -----------------     -----------------


     Total Current Liabilities                              4,365,565           (2,509,663)            1,855,902
                                                   ------------------    -----------------     -----------------

LONG-TERM DEBT

   Notes payable                                            6,550,550           (6,550,550)               -
   Capital lease obligations                                    4,262               -                      4,262
   Notes payable, related parties                             748,087              (75,000)              673,087
                                                   ------------------    -----------------     -----------------

      Total Long-Term Debt                                  7,302,899           (6,625,550)              677,349
                                                   ------------------    -----------------     -----------------

STOCKHOLDERS' EQUITY

   Preferred stock                                                252               -                        252
   Common stock                                                 1,868               -                      1,868
   Additional paid-in capital                              13,258,330           (8,406,498)            4,851,832
   Accumulated deficit                                    (10,539,738)           5,381,564            (5,158,174)
                                                   ------------------    -----------------     -----------------

     Total Stockholders' Equity                             2,720,712           (3,024,934)            (304,222)
                                                   ------------------    -----------------     ----------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $       14,389,176    $     (12,160,147)    $       2,229,029
                                                   ==================    =================     =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


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

              Fiscal    Earnings Before Income Taxes     Common Shares Issuable
               Year             Low            High        Minimum      Maximum
               ----             ---            ----        -------      -------
                1999       $ 179,480       $  538,200       28,754       86,261
                2000         269,020          807,300       28,754       86,261
                2001         357,900        1,073,700       28,754       86,261

              Earnings before income taxes above the low level but below the high level will result in common shares being issued based on the percentage of actual earnings to the high earnings multiplied by the maximum shares issuable for that year. For example, in fiscal 1999, earnings of $300,000 would result in 48,083 shares of common stock being issued to the PPW shareholders.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 2 -       MERGERS AND ACQUISITIONS (Continued)

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997



NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                        American Resources and Development Company
                                      Consolidated Pro Forma Combined Balance Sheets
                                                      March 31, 1998



                                   American                                Pro Forma
                                   Resources             PPW              Adjustments          Combined
                              ----------------    ----------------    --------------      ---------------
CURRENT ASSETS
Cash                          $          4,962    $          9,699    $        -          $        14,663
Marketable Securities                  622,182              -                  -                  622,182
Accounts receivable                     51,444             170,431             -                  221,875
Inventory, merchandise                 321,934             115,071             -                  437,003
Notes receivable                       115,000            (115,000)            -                   -
Prepaid and other current
  assets                                41,289               3,593             -                   44,882
                              ----------------    ----------------    --------------      ---------------


     Total Current Assets            1,156,811             183,794             -                1,340,605
                              ----------------    ----------------    --------------      ---------------


PROPERTY AND
 EQUIPMENT

Furniture, fixtures and
  equipment                            158,242             271,413           (46,017)             383,638
Leased equipment                        40,650             921,713          (103,178)             859,185
                              ----------------    ----------------    --------------      ---------------
Total depreciable assets               198,892           1,193,126          (149,195)           1,242,823
Less: accumulated
  depreciation                        (118,889)           (149,195)          149,195             (118,889)
                              ----------------    ----------------    --------------      ---------------


Net Property and
 Equipment                              80,003           1,043,931            -                 1,123,934
                              ----------------    ----------------    --------------      ---------------


OTHER ASSETS

Investments                          1,077,500              -                 -                 1,077,500
Goodwill                                                                   1,826,492            1,826,492
Deposit                                  1,970              66,134            -                    68,104
                              ----------------    ----------------    --------------      ---------------

     Total Other Assets              1,079,470              66,134         1,826,492            2,972,096
                              ----------------    ----------------    --------------      ---------------

     TOTAL ASSETS             $      2,316,284    $      1,293,859    $    1,826,492     $      5,436,635
                              ================    ================    ==============     ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 2- MERGERS AND ACQUISITIONS (Continued)

                                          American Resources and Development Company
                                        Consolidated Pro Forma Combined Balance Sheets
                                                        March 31, 1998

                                             American                                Pro Forma
                                             Resources             PPW              Adjustments          Combined
                                        ----------------    ----------------    --------------      ---------------

CURRENT LIABILITIES
Accounts payable                        $       391,985     $        296,036    $        -          $       688,021
Accrued expenses and
 other current liabilities                      288,415              105,079             -                  393,494
Current portion of notes payable                382,635              162,146             -                  544,781
Current portion of notes
 payable - related parties                       23,974               36,000             -                   59,974
Current portion of capital
 lease obligations                               19,450              284,025             -                  303,475
                                        ----------------    ----------------    --------------      ---------------


    Total Current Liabilities                 1,106,459             883,286              -                1,989,745
                                        ----------------    ----------------    --------------      ---------------


LONG-TERM DEBT

Reserve For Discontinued Operations             450,782              -                   -                  450,782
Long-term portion of notes payable               14,155              -                   -                  14,155
Long-term portion of capital
  lease obligations                              13,638             566,325              -                 579,963
Notes payable, related parties                  714,699             376,837              -               1,091,536
                                        ----------------    ----------------    --------------      ---------------


     Total Long-Term Debt                     1,193,274             943,162              -               2,136,436
                                        ----------------    ----------------    --------------      ---------------


STOCKHOLDERS' EQUITY

Preferred stock                                     245              -                   -                     245
Common stock                                      2,670              13,080             (12,821)             2,929
Additional paid-in capital                    5,732,616              -                1,293,644          7,026,260
Accumulated deficit                          (5,718,980)           (545,669)            545,669         (5,718,980)
                                        ----------------    ----------------    --------------      ---------------

   Total Stockholders' Equity                    16,551            (532,589)          1,826,492          1,310,454
                                        ----------------    ----------------    --------------      ---------------

   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $     2,316,284     $     1,293,859     $     1,826,492     $    5,436,635
                                        ===============     ===============     ===============     ==============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


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
                                              =============    =============     =============    ==============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                        American Resources and Development Company
                           Consolidated Pro Forma Combined Statements of Operations (Continued)
                                             For the Year ended March 31, 1997
                                                       (Unaudited)

                                                    American                           Pro Forma
                                                    Resources           PPW           Adjustments        Combined
                                                  -------------    -------------     -------------    --------------
SALES
  Sales - screenprinting and embroidery           $     -          $  2,926,410      $     -          $  2,926,410

     Total Sales                                        -             2,926,410            -             2,926,410

COST OF SALES

  Cost of sales - screenprinting and embroidery         -             2,209,410            -             2,209,410

     Total Cost of Sales                                -             2,209,410            -             2,209,410

Gross profit                                            -               717,000            -               717,000

EXPENSES

  General and administrative expenses                  519,185          944,015           121,229        1,584,429
  Writedown of goodwill                                 -                -                 -                -
  Sales and marketing expenses                          -                -                 -                -
  Depreciation                                           3,124           74,815            -                77,939
                                                  -------------    -------------     -------------    --------------

     Total Expenses                                    522,309        1,018,830           121,229        1,662,368
                                                  -------------    -------------     -------------    --------------

Loss from operations                                  (522,309)        (301,830)         (121,229)        (945,368)
                                                  -------------    -------------     -------------    --------------

Other income and (Expenses)

  Other revenue                                         -                49,750            -                49,750
  Interest income                                          168           -                 -                   168
  Gain on sale of assets                               215,375           -                 -               215,375
  Interest expense                                     (32,118)         (58,350)           -               (90,468)

     Total Other Income and Expenses                   183,425           (8,600)           -               174,825

Loss before income taxes and discontinued operations

  Loss from discontinued operations                   (685,918)          -                 -              (685,918)

      Total Discontinued operations                   (685,918)          -                 -              (685,918)

Income Taxes                                            -                -                 -                -

Net Loss                                          $ (1,024,802)    $   (310,430)     $   (121,229)    $ (1,456,461)
                                                  =============    =============     =============    ==============
Net loss per Share                                $      (0.56)    $      (1.20)                      $      (0.97)
                                                  =============    =============     =============    ==============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 2        MERGERS AND ACQUISITIONS (Continued)

              Quade, Inc.

              In 1997, Quade, Inc. acquired from the U.S. Polo Association ("US Polo") the exclusive master licenses rights to the US Polo name for the United States and Canada. For the last year Quade, Inc. has been developing this property including signing agreements with four sub-licensees, and serving as licensee for knit tops including t-shirts, fleece and polo shirts.

              On March 17, 1998, the Company signed a Letter of Intent to acquire on hundred percent (100%) of the outstanding common stock of Quade, Inc. On July 23, 1998, the Company completed its purchase of Quade by issuing 213,333 shares of its common stock and by loaning Quade $115,000, of which $40,000 had been loaned by June 30, 1998. these shares include 32,000 shares that have a guarantee of $5.00 per share based on the average asking price of the Company's common stock for the six months ended March 31, 1999. The Company also guaranteed a note payable of Quade, Inc. to its former partner, with a discounted value of $613,383.65 and issued 25,000 shares of common stock to Quade's former partner. Depending on Quade's performance over the next three years, additional shares of the Company's common stock will be issued for this acquisition if minimum earnings levels are met as follows:


               Fiscal   Earnings Before Income Taxes     Common Shares Issuable
                Year          Low              High         Minimum     Maximum
                ----          ---              ----         -------     -------
                1999       $  27,671       $    81,500       47,408      142,222
                2000       $ 251,166       $   754,000       47,376      142,222
                2001       $ 499,900       $ 1,499,200       47,423      142,222

              The additional contingent shares that could be issued to the Quade, Inc. shareholder also have a guaranteed value of $5.00.

              The following tables set forth certain audited pro forma condensed combined financial information for the Company and Quade, Inc. accounted for under the purchase method of accounting.

              The pro forma condensed combined balance sheet was prepared using the historical balance sheets of the company and Quade, Inc. as of March 31, 1998. the pro forma condensed combined statements of operations for Quade, Inc. for the year ended March 31, 1998 was prepared using the historical statements of operations of the Company and Quade.

              The pro forma condensed combined financial information was included for comparative purposes only and does not purport to be indicative of the results of operations or financial position that actually would have been obtained if the merger had been effected at the dates indicated of the financial position or results of operations that may be obtained in the future.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997

NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                   American Resources and Development Company
                 Consolidated Pro Forma Combined Balance Sheets
                                 March 31, 1998


                                American                              Pro Forma
                                Resources              Quade          Adjustments          Combined
                            -----------------   ---------------     ----------------   ----------------
CURRENT ASSETS
Cash                        $         14,663    $        -          $        -         $         14,663
Marketable Securities                622,182             -                   -                  622,182
Accounts receivable                  221,875             -                   -                  221,875
Inventory, merchandise               437,003             23,456              -                  460,459
Notes receivable                      -                  -                   -                   -
Prepaid and other current
  assets                              44,882            109,779              -                  154,661
                            -----------------   ---------------     ----------------   ----------------

     Total Current Assets          1,340,605            133,235              -                1,473,840
                            -----------------   ---------------     ----------------   ----------------
PROPERTY AND
 EQUIPMENT

Furniture, fixtures and
  equipment                          383,638             -                   -                  383,638
Leased equipment                     859,185             -                   -                  859,185
                            -----------------   ---------------     ----------------   ----------------
Total depreciable assets           1,242,823             -                   -                1,242,823
Less: accumulated
  depreciation                      (118,889)            -                   -                 (118,889)
                            -----------------   ---------------     ----------------   ----------------

Net Property and
 Equipment                         1,123,934             -                   -                1,123,934
                            -----------------   ---------------     ----------------   ----------------


OTHER ASSETS

Royalties receivable                  -                 120,000              -                  120,000
Investments                        1,077,500             -                   -                1,077,500
Intangible assets                  1,826,492             -                  989,129           2,815,621
Deposit                               68,104             -                   -                   68,104
                            -----------------   ---------------     ----------------   ----------------
     Total Other Assets            2,972,096            120,000             989,129           4,081,225
                            -----------------   ---------------     ----------------   ----------------


     TOTAL ASSETS           $      5,436,635    $       253,235     $       989,129    $      6,678,999
                            =================   ===============     ================   ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997

NOTE 2- MERGERS AND ACQUISITIONS (Continued)

                                          American Resources and Development Company
                                        Consolidated Pro Forma Combined Balance Sheets
                                                        March 31, 1998

                                          American                           Pro Forma
                                          Resources          Quade          Adjustments        Combined
                                       -------------     -------------    -------------     -------------
CURRENT LIABILITIES
Accounts payable                       $     688,021     $      -         $      -          $     688,021
Accrued expenses and
 other current liabilities                   393,494           244,411           -                637,905
Current portion of notes payable             419,781           651,868          (92,454)          979,195
Current portion of notes
 payable - related parties                   184,974            -                -                184,974
Current portion of capital
 lease obligations                           303,475            -                -                303,475
                                       -------------     -------------    -------------     -------------
    Total Current Liabilities              1,989,745           896,279          (92,454)        2,793,570
                                       -------------     -------------    -------------     -------------


LONG-TERM DEBT

Reserve for discontinued
  operations                                 450,782            -                -                450,782
Long-term portion of notes payable            14,155            -                -                 14,155
Long-term portion of capital
  lease obligations                          579,963            -                -                579,963
Notes payable, related parties             1,091,536            -                -              1,091,536
                                       -------------     -------------    -------------     -------------
     Total Long-Term Debt                  2,136,436            -                -              2,136,436
                                       -------------     -------------    -------------     -------------


STOCKHOLDERS' EQUITY

Preferred stock                                  245            -                -                    245
Common stock                                   2,929             1,000             (762)            3,167
Additional paid-in capital                 7,026,260            -               438,301         7,464,561
Accumulated deficit                       (5,718,980)         (644,044)         644,044        (5,718,980)
                                       -------------     -------------    -------------     -------------

   Total Stockholders' Equity              1,310,454          (643,044)       1,081,583         1,748,993
                                       -------------     -------------    -------------     -------------


   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY               $   5,436,635     $     253,235    $     989,129     $   6,678,999
                                       =============     =============    =============     =============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997

NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                        American Resources and Development Company
                                Consolidated Pro Forma Combined Statements of Operations
                                                   March 31, 1998

                                                 American                          Pro Forma
                                                Resources           Quade         Adjustments         Combined
                                              -------------     -------------    -------------     -------------
SALES                                         $   1,093,110    $     206,391     $      -         $    1,299,501

COST OF SALES                                       774,405          219,618            -                994,023
                                              -------------    -------------     -------------    --------------
          Gross Profit                              318,705          (13,227)           -                305,478
                                              -------------    -------------     -------------    --------------
EXPENSES

   General and administrative expenses            1,447,285          535,841            -              1,983,126
   Writedown of goodwill                            756,797           -                 -                756,797
   Sales and marketing expenses                      93,175           -                 -                 93,175
   Depreciation and amortization                     31,814           -                 72,831           104,643
                                              -------------    -------------     -------------     -------------
          Total Expenses                          2,329,071          535,841            72,831         2,937,741
                                              -------------    -------------     -------------     -------------

Loss From Operations                             (2,010,366)        (549,068)          (72,831)       (2,632,265)
                                              -------------    -------------     -------------     -------------

Other Income and (Expenses)

   Other income                                      15,387           -                 -                 15,387
   Interest revenue                                       5           -                 -                      5
   Gain on sale of assets                           139,906           -                 -                139,906
   Interest expense                                (133,339)         (41,660)           -               (316,724)
                                              -------------    -------------     -------------     -------------

     Total Other Income and Expenses                 21,959          (41,660)           -               (159,579)
                                              -------------    -------------     -------------     -------------


LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS

   Loss from operations of GVI, FCC                (172,728)          -                 -               (172,728)
   Gain on disposal of GVI, FCC                   1,720,387           -                 -              1,720,387
                                              -------------    -------------     -------------     -------------

     Total Discontinued Operations                1,547,659           -                 -              1,547,659
                                              -------------    -------------     -------------     -------------

INCOME TAXES                                         -                -                 -                 -
                                              -------------    -------------     -------------     -------------

Net Loss                                      $    (440,748)   $    (590,728)    $     (72,831)    $  (1,104,307)
                                              =============    =============     =============     =============
Loss Per Share                                $       (0.24)   $                 $      -         $        (0.59)
                                              =============    =============     =============    ==============


Pro forma adjustments include a $1,061,960 addition to intangible assets for license and trademark rights net of fiscal 1998 pro forma accumulated amortization of $72,831. License and trademark rights were valued based on acquired liabilities over assets plus the value of the Company's stock issued for Quade. Pro forma adjustment for additional paid-in capital and common stock represent the value of common stock issued for the acquisition. Pro forma adjustment for notes payable was made to impute the note from Quade's former partner to its present value at a 10% interest rate.


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 3 -      NOTES PAYABLE

              Notes payable are comprised of the following:
                                                                                                 September 30,
                                                                                                     1998
                                                                                               -----------------
              Note payable, unsecured, bearing interest at 12%, payable
               in monthly installments of $7,000, including interest.                          $          54,209

              Convertible subordinated debentures, due June 30, 1996
               bearing interest at 12% per annum.  Interest payable
               quarterly, secured by land.                                                               185,000

              Note payable with interest at 25%.  Interest payable in July with the entire note due October 24, 1998.  Secured by Company
               and GVI stock.  Note paid in full October 1998.                                           150,000

              Note payable to a bank with  interest at 3% above prime per annum.
               Secured by accounts receivable and due September 30, 1998.
               Paid in full in November 1998.                                                            229,994

              Note payable to former Quade partner.  Entire balance was
               paid in October 1998 from proceeds of Jordache investment
               (see Note 13.)                                                                            613,384
                                                                                               -----------------
              Subtotal                                                                                 1,232,587

              Less current portion                                                                       853,703
                                                                                               -----------------
              Long-term portion                                                                $         378,884
                                                                                               =================

              Maturities of long-term debt are as follows:

                                            March 31, 1999                                     $         853,703
                                            March 31, 2000                                               169,000
                                            March 31, 2001                                               209,884
                                                                                               -----------------
                                                                                               $       1,232,587
                                                                                               =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 4 -      NOTES PAYABLE, RELATED PARTIES

                                                                                                   September 30,
                                                                                                     1998
                                                                                               -----------------
              Note  payable to Banque  SCS,  secured by GVI and  Company  common stock.  Interest  at 14%  with  monthly  principal  and  interest payments  of  $6,000  with a final  balloon  payment  July  2001.
               (Banque SCS is a shareholder although it disclaims
               beneficial ownership of the shares).                                            $         346,144

              Promissory  notes to Banque  SCS,  secured by GVI  stock,  bearing interest at 12%. Interest due monthly with the entire balance due on April 24, 1998. Holder of note has agreed
               to sell GVI stock securing note until note is paid in full.                               170,000

              Note payable to Banque SCS, secured by GVI and Company
               common stock.  Interest at 16% due monthly with the entire
               loan due December 7, 1999.                                                                340,000

              Note payable to a shareholder, secured by assets of the
               Company.  Interest payable monthly at 18% with no stated
               principal payments required.                                                              135,491

              Notes payable to the former owners of FTI  (includes  officers and directors of the Company). Interest rates average 9.5%.
               Unsecured, due upon demand.                                                               256,900

              Notes payable to the former shareholders of PPW (includes
               an officer an director of the Company).  Interest rates average
               12%.  Unsecured.                                                                          406,008
                                                                                               -----------------
                                            Subtotal                                                   1,654,543

                                            Less current portion                                        (255,084)
                                                                                               -----------------

                                            Long-term portion                                  $       1,399,459
                                                                                               =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 5 -      CAPITAL LEASES

              Property and equipment payments under capital leases as of March 31, 1998 is summarized as follows:

                                 Year End
                                 March 31,
                                  1999                         $    368,389
                                  2000                              295,451
                                  2001                              253,347
                                  2002                               90,898
                                                               ------------

              Total minimum lease payments                        1,008,085
              Less interest and taxes                               124,647
                                                               ------------

              Present value of net minimum lease payments           883,438
              Less current portion                                  303,475
                                                               ------------
              Long-term portion of capital lease obligations   $    579,963
                                                               ============

NOTE  6 -     INCOME TAXES

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

              SERIES B:

              At September 30, 1998, there are 94,953 shares of series B preferred stock issue and outstanding. The holders of these series B preferred shares are entitled to an annual cumulative cash dividend of not less than sixty cents per share. At September 30, 1998, there is a total of $344,782 of accrued and unpaid dividends related to the series B preferred stock which have been included in the accompanying consolidated financial statements. These series B preferred shares were convertible into shares of the Company's common stock which conversion option expired March 31, 1995.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 7 -      PREFERRED STOCK (Continued)

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 9 -      STOCK OPTIONS (Continued)

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

NOTE 11 -     ROYALTIES COMMITMENT

              U.S. Polo Association, Ltd., which is owned 50% by the Company, is required to pay royalties to U.S. Polo Association from the Company's sale of USPA product and revenue from sublicense royalties. Minimum guarantees to U.S. Polo Association from July 1999 to July 2002 are $275,000, $350,000, $385,000 and $425,000.
              Minimum guarantees from year 6 through 10, if the Company exercises its option for the license with U.S. Polo Association, is $550,000 to $800,000, respectively.

              The Company has entered into sublicensing agreements with certain manufacturers. Minimum guaranteed royalties to be paid to the Company from these manufacturers are $290,700, $547,500, $800,000, $450,000 and $500,000 for the years ending March 31, 1999 through March 31, 2003, respectively. Certain manufacturers have an option to renew their license agreement in years after March 31, 2003. Such renewal would require additional minimum guarantees from the manufacturers.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 12 -     GOING CONCERN

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

NOTE 13 -     SUBSEQUENT EVENTS

              Effective October 8, 1998, the Company and Jordache Enterprises, through its wholly-owned subsidiary, Iron Will, Inc. ("Iron Will") formed a joint venture company, U.S. Polo Association, Ltd. (US
              Polo), to hold the master license granted by the US Polo Association and to perform all licensing activities relating to the US Polo Association licenses and trademarks for the United States and Canada. The Company and Iron Will each own 50% of US Polo and management and the Board of Directors for US Polo is shared equally by the Company and Iron Will. For its ownership in US Polo, the Company contributed, through Quade, Inc., all assets and liabilities relating to the business of the licensing of US Polo including the master license and sublicense agreements in the US Polo name and trademarks. Iron Will contributed $900,000. US Polo used $613,384 of the $900,000 equity contribution to pay the note payable to the former partner of Quade, Inc.

              On October 14, 1998, the Company was loaned $1,000,000 from Jordache Enterprises. Interest on this promissory note is payable quarterly from the date of the note at the prime rate as published by the Wall Street Journal plus 1% per annum. Principal is payable equally over 4 years beginning October 14, 1999. The note is secured by a pledge of the Company's stock in US Polo.

Item 2. Management's Discussion and Analysis or Plan of Operation


RESULTS OF OPERATIONS

For the Quarter Ended September 30, 1998, Compared to the Quarter Ended September 30, 1997.

                 Total revenue for the quarter ended September 30, 1998 increased $786,927, or 356%, to $1,007,890, compared with $220,963 for the quarter ended September 30, 1997. During the current period Fan-Tastic merchandise sales and franchise fees/royalties were $105,332 and $110,453 compared to $182,472 and $38,491 for the three months ended September 30, 1997. The increase in franchise fees is primarily due to an increase in Fan-Tastic's marketing budget in fiscal 1998 as compared to fiscal 1997. Store sales declined from the prior comparable quarter due to the closure of two company stores that were in temporary mall locations. In addition, The Company acquired Pacific Print Works (PPW) effective March 31, 1998 (see Note 2 to the financial statements) which contributed revenue of $710,549 for the three months ended September 30, 1998. Quade, Inc. was acquired July 23, 1998 and contributed revenues of $81,556 for the quarter ended September 30, 1998 from sale of US Polo Association apparel to retailers and revenue from license fees. Revenue from Quade, Inc. is expected to grow in future quarter due to the growth of its sublicensing revenues including royalties from Iron Will, Inc., a subsidiary of Jordache Enterprises. Quade, Inc. is now doing business as U.S.P.A. Premier for sale of U.S. Polo Association T-shirts and sweatshirts, and US Polo Association, Ltd. for U.S. Polo Association licensing activities.

               Fan-Tastic had a gross profit of $124,714 or 57.8% for the three months ended September 30, 1998 as compared to $125,137 or 56.6% for the three months ended September 30, 1997. The improvement in gross profit as a percentage of sales is due to the increase in franchise fees and royalties for the three months ended September 30, 1998. PPW had a gross profit of $231,119 or 32.5% of sales for the three months ended September 30, 1998.

                 Depreciation and amortization increased by $108,578 which was primarily due to goodwill amortization of 30,441 from the PPW acquisition, amortization of license and trademark rights of 13,704 from the Quade acquisition and $68,957 of PPW fixed assets depreciation.

         General expenses increased by $350,473 which was primarily due to PPW general expenses of $284,711. General expenses are expected to continue to grow in future quarters due to the acquisition of Quade, Inc. in July 1998 (see Note 12 to the financial statements).

         Interest expense increased $102,737 for the current period compared to the comparable 1997 period. The increase in interest expenses was due to 1) the Company increased it's debt in fiscal 1998 and the three months ended September 30, 1998 in order to fund operations and acquire PPW and Quade, Inc. and 2) PPW's interest expense from its bank line of credit and capital lease obligations.

                 The Company experienced an increase in net loss from continuing operations of $349,809 in the current period compared to the three months ended September 30, 1997 ($537,025 in the current period compared with a net loss from continuing operations of $187,216 in the prior period.) This increase is due to the increase in depreciation and amortization, general expenses and interest expense as described above and from the net loss from PPW operations.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had total assets of $6,909,137, total liabilities of $5,616,423 and total stockholders' equity of $1,292,714, compared with total assets of $5,436,635, total liabilities of $4,126,181 and total stockholders equity of $1,310,454 at March 31, 1998. At September 30, 1998 the Company's current ratio was approximately 1 current asset to 1 current liability The Company's current ratio improved from June 30, 1998 because the Company's 862,000 restricted shares in GVI become a current asset. The restriction of sale of these shares expires in July 1999. In addition, the Company will seek to convert certain debt to equity which will improve its current ratio.

         Management intends to improve its overall financial structure and provide operating capital through seeking the conversion of debt and preferred stock, private placement of the Company's common stock and sale of the Company's investment in GVI. In October 1998, the Company received $1,000,000 in loan proceeds that is payable equally over 4 years beginning one year from the date of the loan. These loan proceeds are being used for working capital purposes and to reduce current liabilities.

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

Item 6. Exhibits and Reports on Form 8-K

                On October 30, 1998, the Company filed a report on 8-K regarding its purchase of Quade, Inc.

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


                                   AMERICAN RESOURCES AND
                                   DEVELOPMENT COMPANY
                                      (Registrant)



Date: November 19, 1998               By: /s/ Tim Papenfuss
                                         --------------------------------------
                                         Tim Papenfuss, Chief Financial Officer