Form 10QSB
period 1998-12-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1999-02-12
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly  Report  Under  Section 13  or  15(d) of the
         Securities Exchange Act of 1934


         For the quarterly period ended December 31, 1998;

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


     As of February 8, 1999, the Registrant had outstanding 3,219,596 shares of Common Stock.


           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Part I     Financial Information

Item 1:    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - December 31, 1998 and
 March 31, 1998................................................................1


Condensed Consolidated Statements of Operations - Nine months ended
 December 31, 1998 and 1997 and Three Months
 Ended December 31, 1998 and 1997..............................................3


Statements of Stockholders' Equity.............................................4


Condensed Consolidated Statements of Cash Flows - Nine months ended
 December 31, 1998 and 1997 and Three Months Ended
 December 31, 1998 and 1997....................................................5

Notes to Condensed Consolidated Financial Statements - December 31, 1998.......7


Item 2:    Management's Discussion and Analysis or Plan of Operation..........31


Part II    Other Information

Item 1.    Legal Proceedings..................................................34

Item 2.    Changes in Securities..............................................34

Item 3.    Defaults upon Senior Securities....................................34

Item 4.    Submission of Matters to a Vote of Security Holders................34

Item 5.    Other Information .................................................34

Item 6.    Exhibits and Reports on Form 8-K...................................34




                                       AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                               Consolidated Balance Sheet


                                                         ASSETS

                                                                             December 31,           March 31,
                                                                                1998                  1998
                                                                         -----------------     -----------------
                                                                            (Unaudited)
CURRENT ASSETS
   Cash                                                                  $          46,767     $          14,663
   Accounts receivable (Note 3)                                                    322,894               221,875
   Inventory (Note 1)                                                              396,923               437,003
   Marketable securities                                                           905,810               622,182
   Prepaid and other current assets                                                 32,600                44,882
                                                                         -----------------     -----------------

     Total Current Assets                                                        1,704,994             1,340,605
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT (Note 1)

   Furniture, fixtures and equipment                                               449,823               383,638
   Capital leases                                                                1,004,553               859,185
                                                                         -----------------     -----------------

     Total depreciable assets                                                    1,454,376             1,242,823
     Less: accumulated depreciation                                               (351,843)             (118,889)
                                                                         -----------------     -----------------

     Net Property and Equipment                                                  1,102,533             1,123,934
                                                                         -----------------     -----------------

OTHER ASSETS

   Investment in unconsolidated affiliate                                          403,615                -
   Investments (Note 1)                                                             -                  1,077,500
   Intangible assets (Note 1)                                                    1,831,639             1,826,492
   Deposits                                                                         -                     68,104
                                                                         -----------------     -----------------

     Total Other Assets                                                          2,235,254             2,972,096
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $       5,042,781     $       5,436,635
                                                                         =================     =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                       AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                         Consolidated Balance Sheet (Continued)


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             December 31,           March 31,
                                                                                1998                  1998
                                                                         -----------------     -----------------
                                                                             (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                                      $         517,045     $         688,021
   Accrued expenses and other current liabilities                                  615,299               393,494
   Current portion of notes payable (Note 4)                                       516,457               419,781
   Current portion of notes payable, related parties (Note 5)                      705,713               184,974
   Current portion of capital lease obligations (Note 6)                           234,046               303,475
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   2,588,560             1,989,745
                                                                         -----------------     -----------------

LONG-TERM DEBT

   Reserve for discontinued operations                                             450,782               450,782
   Notes payable (Note 4)                                                          750,000                14,155
   Capital lease obligations (Note 6)                                              531,956               579,963
   Notes payable, related parties (Note 5)                                         852,319             1,091,536
                                                                         -----------------     -----------------

     Total Long-Term Debt                                                        2,585,057             2,136,436
                                                                         -----------------     -----------------

     Total Liabilities                                                           5,173,617             4,126,181
                                                                         -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

   Unrealized loss on marketable securities and investments                       (603,872)               -
   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                           245                   245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding; 3,219,596 and
    2,929,263 shares issued and outstanding (Note 8)                                 3,219                 2,929
   Additional paid-in capital                                                    7,510,447             7,026,260
   Accumulated deficit                                                          (7,040,875)           (5,718,980)
                                                                         -----------------     -----------------

     Total Stockholders' Equity                                                   (130,836)            1,310,454
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       5,042,781     $       5,436,635
                                                                         =================     =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                       AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                         Consolidated Statements of Operations


                                            For the Nine Months Ended              For the Three Months Ended
                                                  December 31,                           December 31,
                                      -----------------------------------    -----------------------------------
                                          1998                1997                1998               1997
                                      ---------------     ---------------    ----------------    ---------------
SALES                                 $     2,952,829     $       860,202    $      1,135,905    $       478,078

COST OF SALES                               1,873,150             427,641             741,640            253,675
                                      ---------------     ---------------    ----------------    ---------------

GROSS PROFIT                                1,079,679             432,561             394,265            224,403
                                      ---------------     ---------------    ----------------    ---------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Depreciation and amortization               340,818              32,773             112,641             11,861
  General expenses                          1,746,994             810,496             524,043            303,150
                                      ---------------     ---------------    ----------------    ---------------

    Total General and
     Administrative Expenses                2,087,812             843,269             636,684            315,011
                                      ---------------     ---------------    ----------------    ---------------

    Net Loss                               (1,008,133)           (410,708)           (242,419)           (90,608)
                                      ---------------     ---------------    ----------------    ---------------

OTHER INCOME AND (EXPENSES)

  Interest income                                 318              -                      318-
  Other income and expenses                    48,282              40,823              36,865             -
  Gain of sale of assets                       48,100              -                   -                  63,712
  Interest expense                           (385,467)            (86,220)           (143,103)           (36,405)
  Equity in loss from
   unconsolidated affiliate                   (24,995)             -                  (24,995)            -
                                      ---------------     ---------------    ----------------    ---------------

    Total Other Income and
      (Expenses)                             (313,762)            (45,397)           (130,915)            27,307
                                      ---------------     ---------------    ----------------    ---------------

  Net (Loss) Before Income Tax
   and discontinued operations             (1,321,895)           (456,105)           (373,334)           (63,301)
  Minority Interest (Note 1)                   -                   -                   -                  -
  Discontinued operations                      -                 (116,723)             -                 (18,645)
                                      ---------------     ---------------    ----------------    ---------------

  Net Loss Before Income Tax               (1,321,895)           (572,828)           (373,334)           (81,996)
  Less: Provisions for (Income
   Tax)                                        -                   -                   -                  -
                                      ---------------     ---------------    ----------------    ---------------

NET LOSS                              $    (1,321,895)    $      (572,828)   $       (373,334)   $       (81,996)
                                      ===============     ===============    ================    ===============

BASIC LOSS PER SHARE
 OF COMMON STOCK -
 CONTINUING OPERATIONS                $         (0.42)    $         (0.25)   $          (0.12)   $         (0.03)
                                      ===============     ===============    ================    ===============

BASIC LOSS PER SHARE
 OF COMMON STOCK
 DISCONTINUED OPERATIONS              $        -          $         (0.06)   $         -         $         (0.01)
                                      ===============     ===============    ================    ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                           AMERICAN RESOURCES AND DEVELOPMENT
                                           Statements of Stockholders' Equity
                                                   December 31, 1998


                                                                                                   Additional
                                         Common Stock                  Preferred Stock               Paid-in          Accumulated
                                      Shares        Amount         Shares          Amount            Capital            Deficit
                                  ------------    -----------    -----------     -------------    -------------     ---------------
Balance, March 31, 1996             1,835,486       $1,835         252,220           $252          $11,910,212       $(8,941,298)

Capital contributions by stock
  issuances of a subsidiary               -            -               -              -              1,111,509               -

Net loss                                  -            -               -              -                    -          (1,024,802)
                                  ------------    -----------    -----------     -------------    -------------     ---------------

Balance, March 31, 1997             1,835,486        1,835         252,220            252           13,021,721        (9,966,100)

Stock issuance of a subsidiary
 for payment of interest                  -            -               -              -                143,166               -

Preferred B stock conversion
 into common stock                     11,995           12          (7,267)            (7)                 -                 -

Common stock issued for
 services                             399,000          399             -              -                388,261               -

Expense recognized for
 vested stock options                     -            -               -              -                 52,498               -

Eliminate GVI equity for
 merger with U.S. Golf
 Communities (Note 2)                     -            -               -              -                 (8,40          4,687,868

Stock issued for cash                  24,000           24             -              -                 29,976               -

Stock issued for PPW
 acquisition (Note 2)                 258,782          259             -              -              1,293,651               -

Stock issued to FTI
 shareholders (Note 2)                400,000          400             -              -                499,600               -

Stock options issued to FTI
 shareholders                             -            -               -              -                  3,885               -

Net loss                                  -            -               -              -                    -            (440,748)
                                  ------------    -----------    -----------     -------------    -------------     ---------------

Balance, March 31, 1998             2,929,263     $  2,929         244,953           $245           $7,026,260          $(5,718,980)
                                  ------------    -----------    -----------     -------------    -------------     ---------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                               AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                  Consolidated Statements of Cash Flows


                                                                For the Nine Months Ended            For the Three Months Ended
                                                                     December 31,                            December 31,
                                                            ---------------------------------    ---------------------------------
                                                              1998                1997               1998              1997
                                                            -------------    ----------------    ---------------     -------------
OPERATING ACTIVITIES
  Net Loss                                                  $  (1,321,895)   $       (572,828)   $      (373,334)    $     (81,996)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 340,818              39,475            112,641            12,311
    Gain on sale of marketable securities                         (48,100)             -                  -                 -
    Common stock issued for services and interest                   6,557              85,000             -                 55,000
  Changes in operating assets and liabilities:
    (Increase) decrease in inventory                               52,052            (110,692)            48,770           187,045
    (Increase) decrease in notes and accounts
     receivable                                                  (100,176)           (165,172)           (70,826)         (129,401)
    Increase (decrease) in other current assets                    76,996               2,069             -                 (6,700)
    Increase (decrease) in accounts payable                      (200,182)            144,975           (302,667)           37,394
    Increase (decrease) in other current liabilities              150,173             258,768            (19,845)           51,988
                                                            -------------    ----------------    ---------------     -------------

     Net Cash Provided (Used) by Operating Activities          (1,043,757)           (318,405)          (611,961 )         (47,094)
                                                            -------------    ----------------    ---------------      ------------

INVESTING ACTIVITIES

  Proceeds from sale of marketable securities                     232,304              -                  -                 -
  Purchases of property and equipment                            (211,553)            (53,272)           (24,443)          (42,049)
  Reduction in cash from GVI merger                                -                  (10,047)            -                (10,047)
  Investment in land held for development                          -                 (417,892)            -                (47,631)
                                                            -------------    ----------------    ---------------   ---------------


     Net Cash Provided (Used) by Investing Activities             (20,751)           (481,211)           (24,443)          (99,727)
                                                            -------------    ----------------    ---------------     -------------


FINANCING ACTIVITIES

  Stock issued for cash                                            60,000              -                  -                 -
  Proceeds from sale of receivables, net                          168,531              -                 168,531            -
  Payments on long-term debt and capital lease
    obligations                                                  (720,992)            (63,390)          (539,448)           (2,220)
  Long-term borrowings                                          1,199,077             309,937          1,049,073            85,000
  Borrowings from related parties                                 390,000             581,385            100,046            -
                                                            -------------    ----------------    ---------------     -------------

     Net Cash Provided (Used) by Financing Activities           1,096,612             827,932            182,826           678,156
                                                            -------------    ----------------    ---------------     -------------

INCREASE (DECREASE) IN CASH                                        32,104              28,316             41,752            36,005

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                                         14,663              47,850              5,015            40,161
                                                            -------------    ----------------    ---------------     -------------

CASH AND CASH EQUIVALENTS, END
 OF PERIOD                                                  $      46,767    $         76,166    $        46,767     $      76,166
                                                            =============    ================    ===============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                              For the Nine Months Ended
                                                                     December 31,
                                                              1998                1997
                                                        -----------------  ------------------
CASH PAID FOR
  Interest                                              $         268,845  $           91,606
  Income taxes                                          $          -       $           -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services and interest         $           6,557  $           85,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


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

              Effective July 23, 1998, the Company acquired 100% of the issued and outstanding common stock of Quade, Inc. ("Quade" ). Quade owns the master licensing rights of the U.S. Polo Association trademarks for the United States and Canada. Effective October 8, 1998, the Company formed a joint venture company with Quade's market licensing rights for the U.S. Polo Association (see Note
              2).

              c.  Principles of Consolidation

              The accompanying consolidated financial statements include American Resources and Development company and its subsidiaries, Fan-Tastic, Inc, (FTI), Pacific Printing and Embroidery L.L.C.
              (PPW) and Quade, Inc. (Quade).

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


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

              Marketable securities represent 1,207,746 and 497,746 shares of GVI unrestricted stock at December 31, 1998 and March 31, 1998, respectively, which are classified as marketable securities available for sale and are carried at market value. Any change in market value from period to period will be reported as a separate component of stockholders' equity until realized.

              Investments represent 862,000 shares of GVI restricted stock at March 31, 1998, which were classified as investments available for sale. These shares were classified as marketable securities at September 30, 1998 as restrictions for resale expire in July 1999.

              There was an unrealized loss of $603,872 in marketable securities at December 31, 1998 due to a $0.50 decline in GVI per share value at December 31, 1998 compared to the Company's recorded cost for GVI shares.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Common Net Loss Per Common Share

              Common net loss per common share is computed based on the weighted average number of common shares outstanding during the period. The common stock equivalents are anti-dilutive and, accordingly, are not used in the net loss per common share computation.

              In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (SFAS 128), which was required to be adopted on December 31, 1997. SFAS 128 requires a change in the method currently used to compute earnings per share and to restate all prior periods to disclose diluted net income per common share in addition to its current basic net income per common share. Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were $(0.12) and $(0.03) for the quarters ended December 31, 1998 and 1997, respectively. Basic net loss from discontinued operations per common share and diluted net loss from discontinued operations per common share for the quarters ended December 31, 1998 and 1997 was $-0- and $(0.01), respectively. Weighted average common shares outstanding were 3,218,982 and 1,835,486 for the quarters ended December 31, 1998 and 1997, respectively, and 3,107,537 and 1,835,486 for the nine months ended December 31, 1998 and 1997, respectively.

              g.  Revenue Recognition

              Franchise fees are recognized as revenue when all material services relating to the sale have been substantially performed by FTI. Material services relating to the franchise sale include assistance in the selection of a site and franchisee training. Revenue for contract screen printing, embroidery and product sales are recognized when the goods have shipped. Royalty revenue from sublicensee royalty guarantees are recognized equally over the life of the contracts.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


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


                                                         Prior to                GVI                 After
                                                          Merger              Adjustments          GVI Merger
                                                   --------------------  -------------------   -----------------
CURRENT ASSETS
   Cash                                            $           86,213    $         (10,047)    $          76,166
   Marketable securities                                       -                   692,886               692,886
   Accounts receivable                                        131,522               -                    131,522
   Inventory, real estate                                     753,131             (753,131)              -
   Inventory, merchandise                                     581,169               -                    581,169
   Notes receivable                                            75,000               -                     75,000
   Prepaid and other current assets                            33,130               -                     33,130
   Current portion of contract receivable                       1,955               (1,955)                   -
                                                   --------------------  -------------------   -----------------

     Total Current Assets                                   1,662,120               (72,247)           1,589,873
                                                   ------------------    ------------------    -----------------

PROPERTY AND EQUIPMENT

   Model home and condominiums                                180,988             (134,788)               46,200
   Furniture, fixtures and equipment                          197,284              (15,456)              181,828
   Vehicles                                                    43,252               -                     43,252
                                                   -------------------   -----------------------------------------

Total depreciable assets                                      421,524             (150,244)              271,280
Less: accumulated depreciation                               (124,936)               4,435              (120,501)
                                                   ------------------    -------------------   -----------------

     Net property and equipment                               296,588             (145,809)              150,779
                                                   ------------------    -----------------     -----------------

OTHER ASSETS

   Land held for development                               12,132,098          (11,886,098)              246,000
   Goodwill                                                   240,407               -                    240,407
   Long-term portion of contract
     receivable                                                55,993              (55,993)               -
   Deposit                                                      1,970               -                      1,970
                                                   -------------------   -----------------     -----------------

     Total Other Assets                                    12,430,468          (11,942,091)              488,377
                                                   ------------------    -----------------     -----------------

     TOTAL ASSETS                                  $       14,389,176    $     (12,160,147)    $       2,229,029
                                                   ==================    =================     =================


                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                  Notes to the Consolidated Financial Statements
                                            December 31, 1998 and 1997


NOTE 2 -   MERGERS AND ACQUISITIONS (Continued)

                                                        Prior to               GVI                  After
                                                          Merger              Adjustments           GVI Merger
                                                   --------------------  -------------------   -----------------
CURRENT LIABILITIES
   Accounts payable                                $        1,296,869    $        (898,265)    $         398,604
   Accrued expenses and other current
    liabilities                                             1,367,403             (707,474)              659,929
   Current portion of notes payable                         1,309,400             (903,924)              405,476
   Current portion of notes payable, related
    parties                                                   377,337               -                    377,337
   Current portion of capital lease
    obligations                                                14,556               -                     14,556
                                                   --------------------  -------------------   -----------------

     Total Current Liabilities                              4,365,565            (2,509,663)           1,855,902
                                                   ------------------    ------------------    -----------------

LONG-TERM DEBT

   Notes payable                                            6,550,550           (6,550,550)               -
   Capital lease obligations                                    4,262               -                      4,262
   Notes payable, related parties                             748,087              (75,000)              673,087
                                                   ------------------    --------------------  ------------------

      Total Long-Term Debt                                  7,302,899            (6,625,550)              677,349
                                                   ------------------    ------------------    ------------------

STOCKHOLDERS' EQUITY

   Preferred stock                                                252               -                        252
   Common stock                                                 1,868               -                      1,868
   Additional paid-in capital                              13,258,330           (8,406,498)            4,851,832
   Accumulated deficit                                    (10,539,738)           5,381,564            (5,158,174)
                                                   ------------------    -----------------     -----------------

     Total Stockholders' Equity                             2,720,712           (3,024,934)             (304,222)
                                                   ------------------    -----------------     ------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $       14,389,176    $     (12,160,147)    $       2,229,029
                                                   ==================    =================     =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


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


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997



NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                    American Resources and Development Company
                                  Consolidated Pro Forma Combined Balance Sheets
                                                  March 31, 1998

                                   American                                Pro Forma
                                   Resources             PPW              Adjustments          Combined
                              -----------------   ------------------  ---------------     ----------------
CURRENT ASSETS
Cash                          $          4,962    $          9,699    $        -          $        14,663
Marketable Securities                  622,182              -                  -                  622,182
Accounts receivable                     51,444             170,431             -                  221,875
Inventory, merchandise                 321,934             115,071             -                  437,003
Notes receivable                       115,000            (115,000)            -                   -
Prepaid and other current
  assets                                41,289               3,593             -                   44,882
                              -----------------   ------------------  ---------------     ----------------

     Total Current Assets            1,156,811             183,794             -                1,340,605
                              -----------------   ------------------  ---------------     ----------------

PROPERTY AND
 EQUIPMENT

Furniture, fixtures and
  equipment                            158,242             271,413            (46,017)            383,638
Leased equipment                        40,650             921,713           (103,178)            859,185
                              -----------------   ------------------  ---------------     ----------------
Total depreciable assets               198,892           1,193,126           (149,195)          1,242,823
Less: accumulated
  depreciation                        (118,889)           (149,195)           149,195            (118,889)
                              -----------------   ------------------  ---------------     ----------------

Net Property and
 Equipment                              80,003           1,043,931             -                1,123,934
                              -----------------   ------------------  ---------------     ----------------

OTHER ASSETS

Investments                          1,077,500              -                  -                1,077,500
Goodwill                                                                    1,826,492           1,826,492
Deposit                                  1,970              66,134             -                   68,104
                              -----------------   -----------------   ---------------     ---------------

     Total Other Assets              1,079,470              66,134          1,826,492           2,972,096
                              ----------------    -----------------   ---------------     ---------------

     TOTAL ASSETS             $      2,316,284    $      1,293,859    $     1,826,492     $     5,436,635
                              ================    ================    ===============     ===============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 2- MERGERS AND ACQUISITIONS (Continued)

                                       American Resources and Development Company
                                     Consolidated Pro Forma Combined Balance Sheets
                                                     March 31, 1998

                                    American                             Pro Forma
                                   Resources            PPW             Adjustments           Combined
                              -----------------   ------------------  ---------------     ----------------
CURRENT LIABILITIES
Accounts payable              $        391,985    $        296,036    $        -           $      688,021
Accrued expenses and
 other current liabilities             288,415             105,079             -                  393,494
Current portion of notes payable       382,635             162,146             -                  544,781
Current portion of notes
 payable - related parties              23,974              36,000             -                   59,974
Current portion of capital
 lease obligations                      19,450             284,025             -                  303,475
                              -----------------   ------------------  ---------------     ----------------

    Total Current Liabilities        1,106,459             883,286             -                1,989,745
                              -----------------   ------------------  ---------------     ----------------

LONG-TERM DEBT

Reserve For Discontinued Operations    450,782              -                  -                  450,782
Long-term portion of notes payable      14,155              -                  -                   14,155
Long-term portion of capital
  lease obligations                     13,638             566,325             -                  579,963
Notes payable, related parties         714,699             376,837             -                1,091,536
                              -----------------   ------------------  ---------------     ----------------

     Total Long-Term Debt            1,193,274             943,162             -                2,136,436
                              -----------------   ------------------  ---------------     ----------------

STOCKHOLDERS' EQUITY

Preferred stock                            245              -                  -                      245
Common stock                             2,670              13,080            (12,821)              2,929
Additional paid-in capital           5,732,616              -               1,293,644           7,026,260
Accumulated deficit                 (5,718,980)           (545,669)           545,669          (5,718,980)
                              -----------------   ------------------  ---------------     ----------------

   Total Stockholders' Equity           16,551            (532,589)         1,826,492           1,310,454
                              -----------------   ------------------  ---------------     ----------------

   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY      $      2,316,284    $      1,293,859    $     1,826,492     $     5,436,635
                              =================   ==================  ===============     ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                           American Resources and Development Company
                                    Consolidated Pro Forma Combined Statements of Operations
                                                         March 31, 1998

                                                American                           Pro Forma
                                                Resources           PPW           Adjustments        Combined
                                              -------------    -------------     -------------    --------------
SALES
  Sales - screen printing and embroidery      $      -         $   2,389,970     $      -         $    2,389,970
  Sales - merchandise and franchise fees          1,093,110           -                 -              1,093,110
                                              -------------    -------------     -------------    --------------

          Total Sales                             1,093,110        2,389,970            -              3,483,080
                                              -------------    -------------     -------------    --------------

COST OF SALES

  Cost of sales - screen printing and embroidery     -             1,784,167            -              1,784,167
  Cost of sales - merchandise                        774,405          -                 -                774,405
                                              -------------    -------------     -------------    --------------

          Total Cost of Sales                        774,405       1,784,167            -              2,558,572
                                              -------------    -------------     -------------    --------------

          Gross Profit                              318,705          605,803            -                924,508
                                              -------------    -------------     -------------    --------------

EXPENSES

   General and administrative expenses            1,447,285          771,624           121,229         2,340,138
   Writedown of goodwill                            756,797           -                 -                756,797
   Sales and marketing expenses                      93,175           -                 -                 93,175
   Depreciation                                      31,814          194,523            -                226,337
                                              -------------    -------------     -------------    --------------

          Total Expenses                          2,329,071          966,147           121,229         3,416,447
                                              -------------    -------------     -------------    --------------

Loss From Operations                             (2,010,366)        (360,344)         (121,229)       (2,491,939)
                                              -------------    -------------     -------------    --------------

Other Income and (Expenses)

   Other income                                      15,387            1,847            -                 17,234
   Interest revenue                                       5           -                 -                      5
   Gain on sale of assets                           139,906           -                 -                139,906
   Interest expense                                (133,339)        (183,385)           -               (316,724)
                                              -------------    -------------     -------------    --------------

     Total Other Income and Expenses                 21,959         (181,538)           -               (159,579)
                                              -------------    -------------     -------------    --------------

LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS

   Loss from operations of GVI, FCC                (172,728)          -                 -               (172,728)
   Gain on disposal of GVI, FCC                   1,720,387           -                 -              1,720,387
                                              -------------    -------------     -------------    --------------

     Total Discontinued Operations                1,547,659           -                 -              1,547,659
                                              -------------    -------------     -------------    --------------

INCOME TAXES                                         -                -                 -                 -
                                              -------------    -------------     -------------    --------------

Net Loss                                      $    (440,748)   $    (541,882)    $    (121,229)   $   (1,103,859)
                                              =============    =============     =============    ==============

Loss Per Share                                $       (0.57    $       (2.07)    $      -         $        (0.80)
                                              =============    =============     =============    ==============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                      American Resources and Development Company
                         Consolidated Pro Forma Combined Statements of Operations (Continued)
                                           For the Year ended March 31, 1997
                                                          (Unaudited)

                                                  American                           Pro Forma
                                                 Resources          PPW            Adjustments        Combined
                                               -------------    -------------     -------------    --------------
SALES
   Sales - screen printing and embroidery      $      -         $   2,926,410     $      -         $    2,926,410
                                               -------------    -------------     -------------    --------------

      Total Sales                                     -             2,926,410            -              2,926,410
                                               -------------    -------------     -------------    --------------

 COST OF SALES

   Cost of sales - screen printing and embroidery     -             2,209,410            -              2,209,410
                                               -------------    -------------     -------------    --------------

      Total Cost of Sales                             -             2,209,410            -              2,209,410
                                               -------------    -------------     -------------    --------------

 Gross profit                                         -               717,000            -                717,000
                                               -------------    -------------     -------------    --------------

 EXPENSES

   General and administrative expenses               519,185          944,015           121,229         1,584,429
   Writedown of goodwill                              -                -                 -                 -
   Sales and marketing expenses                       -                -                 -                 -
   Depreciation                                        3,124           74,815            -                 77,939
                                               -------------    -------------     -------------    --------------

      Total Expenses                                 522,309        1,018,830           121,229         1,662,368
                                               -------------    -------------     -------------    --------------

 Loss from operations                               (522,309)        (301,830)         (121,229)         (945,368)
                                               -------------    -------------     -------------    --------------

 Other income and (Expenses)

   Other revenue                                      -                49,750            -                 49,750
   Interest income                                       168           -                 -                    168
   Gain on sale of assets                            215,375           -                 -                215,375
   Interest expense                                  (32,118)         (58,350)           -                (90,468)
                                               -------------    -------------     -------------    --------------

      Total Other Income and Expenses                183,425           (8,600)           -                174,825
                                               -------------    -------------     -------------    --------------

 Loss before income taxes and discontinued operations

   Loss from discontinued operations                (685,918)          -                 -               (685,918)
                                               -------------    -------------     -------------    --------------

       Total Discontinued operations                (685,918)          -                 -               (685,918)
                                               -------------    -------------     -------------    --------------

 Income Taxes                                         -                -                 -                 -
                                               -------------    -------------     -------------    --------------

 Net Loss                                      $  (1,024,802)   $    (310,430)    $    (121,229)   $   (1,456,461)
                                               =============    =============     =============    ==============

 Net loss per Share                            $       (0.56)   $       (1.20)                     $        (0.97)
                                               =============    =============                      ==============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


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


              Fiscal   Earnings Before Income Taxes    Common Shares Issuable
              Year         Low            High          Minimum       Maximum

              1999       $ 27,671     $   81,500         47,408        142,222
              2000       $251,166     $  754,000         47,376        142,222
              2001       $499,900     $1,499,200         47,423        142,222

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

              Effective October 8, 1998, the Company and Jordache Enterprises, through its wholly-owned subsidiary, Iron Will, Inc. ("Iron Will") formed a joint venture company, U.S. Polo Association, Ltd. (US
              Polo), to hold the master license granted by the US Polo Association and to perform all licensing activities relating to the US Polo Association licenses and trademarks for the United States and Canada. The Company and Iron Will each own 50% of US Polo and management and the Board of Directors for US Polo is shared equally by the Company and Iron Will. For its ownership in US Polo, the Company contributed, through Quade, Inc., all assets and liabilities relating to the business of the licensing of US Polo including the master license and sublicense agreements in the US Polo name and trademarks. Iron Will contributed $900,000. US Polo used $613,384 of the $900,000 equity contribution to pay the note payable to the former partner of Quade, Inc. The Company's investment in this joint venture is accounted for under the equity method of accounting. The Company's share of losses for the 1999 third quarter from this joint venture were $24,995.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                    American Resources and Development Company
                                  Consolidated Pro Forma Combined Balance Sheets
                                                  March 31, 1998

                                American                               Pro Forma
                                Resources            Quade            Adjustments          Combined
                            -----------------   ---------------     ---------------    ----------------
CURRENT ASSETS
Cash                        $         14,663    $        -          $        -         $         14,663
Marketable Securities                622,182             -                   -                  622,182
Accounts receivable                  221,875             -                   -                  221,875
Inventory, merchandise               437,003             23,456              -                  460,459
Notes receivable                      -                  -                   -                   -
Prepaid and other current
  assets                              44,882            109,779              -                  154,661
                            -----------------   ---------------     ---------------    ----------------

     Total Current Assets          1,340,605            133,235              -                1,473,840
                            -----------------   ---------------     ---------------    ----------------

PROPERTY AND
 EQUIPMENT

Furniture, fixtures and
  equipment                          383,638             -                   -                  383,638
Leased equipment                     859,185             -                   -                  859,185
                            -----------------   ---------------     ---------------    ----------------
Total depreciable assets           1,242,823             -                   -                1,242,823
Less: accumulated
  depreciation                      (118,889)            -                   -                 (118,889)
                            ----------------    ---------------     ---------------    ----------------

Net Property and
 Equipment                         1,123,934             -                   -                1,123,934
                            -----------------   ---------------     ---------------    ----------------

OTHER ASSETS

Royalties receivable                  -                 120,000              -                  120,000
Investments                        1,077,500             -                   -                1,077,500
Intangible assets                  1,826,492             -                  989,129           2,815,621
Deposit                               68,104             -                   -                   68,104
                            ------------------  -----------------   ---------------    ----------------

     Total Other Assets            2,972,096            120,000             989,129           4,081,225
                            ----------------    ------------------  ---------------    ----------------

     TOTAL ASSETS           $      5,436,635    $       253,235     $       989,129    $      6,678,999
                            ================    ===============     ===============    ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 2- MERGERS AND ACQUISITIONS (Continued)

                                       American Resources and Development Company
                                     Consolidated Pro Forma Combined Balance Sheets
                                                     March 31, 1998

                                          American                           Pro Forma
                                          Resources          Quade          Adjustments        Combined
                                       -------------     -------------    --------------    -------------
CURRENT LIABILITIES
Accounts payable                       $     688,021     $      -         $      -          $     688,021
Accrued expenses and
 other current liabilities                   393,494           244,411           -                637,905
Current portion of notes payable             419,781           651,868          (92,454)          979,195
Current portion of notes
 payable - related parties                   184,974            -                -                184,974
Current portion of capital
 lease obligations                           303,475            -                -                303,475
                                       -------------     -------------    --------------    -------------

    Total Current Liabilities              1,989,745           896,279         (92,454)         2,793,570
                                       -------------     ---------------  -------------     -------------

LONG-TERM DEBT

Reserve for discontinued
  operations                                 450,782            -                -                450,782
Long-term portion of notes payable            14,155            -                -                 14,155
Long-term portion of capital
  lease obligations                          579,963            -                -                579,963
Notes payable, related parties             1,091,536            -                -              1,091,536
                                       -------------     -------------    --------------    -------------

     Total Long-Term Debt                  2,136,436            -                -              2,136,436
                                       -------------     -------------    --------------    -------------

STOCKHOLDERS' EQUITY

Preferred stock                                  245            -                -                    245
Common stock                                   2,929             1,000             (762)            3,167
Additional paid-in capital                 7,026,260            -               438,301         7,464,561
Accumulated deficit                       (5,718,980)         (644,044)         644,044        (5,718,980)
                                       -------------     -------------    --------------    -------------

   Total Stockholders' Equity              1,310,454          (643,044)       1,081,583         1,748,993
                                       -------------     -------------    --------------    -------------

   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY               $   5,436,635     $     253,235    $     989,129     $   6,678,999
                                       =============     =============    =============     =============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                           American Resources and Development Company
                                    Consolidated Pro Forma Combined Statements of Operations
                                                         March 31, 1998

                                                 American                           Pro Forma
                                                 Resources        Quade            Adjustments        Combined
                                              -------------    -------------     -------------    --------------
SALES                                         $   1,093,110    $     206,391     $      -         $    1,299,501

COST OF SALES                                       774,405          219,618            -                994,023
                                              -------------    -------------     -------------    --------------

          Gross Profit                              318,705          (13,227)           -                305,478
                                              -------------    -------------     -------------    --------------

EXPENSES

   General and administrative expenses            1,447,285          535,841            -              1,983,126
   Writedown of goodwill                            756,797           -                 -                756,797
   Sales and marketing expenses                      93,175           -                 -                 93,175
   Depreciation and amortization                     31,814           -                 72,831           104,643
                                              -------------    -------------     -------------    --------------

          Total Expenses                          2,329,071          535,841            72,831         2,937,741
                                              -------------    -------------     -------------    --------------

Loss From Operations                             (2,010,366)        (549,068)          (72,831)       (2,632,265)
                                              -------------    -------------     -------------    --------------

Other Income and (Expenses)

   Other income                                      15,387           -                 -                 15,387
   Interest revenue                                       5           -                 -                      5
   Gain on sale of assets                           139,906           -                 -                139,906
   Interest expense                                (133,339)         (41,660)           -               (316,724)
                                              -------------    -------------     -------------    --------------

     Total Other Income and Expenses                 21,959          (41,660)           -               (159,579)
                                              -------------    -------------     -------------    --------------

LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS

   Loss from operations of GVI, FCC                (172,728)          -                 -               (172,728)
   Gain on disposal of GVI, FCC                   1,720,387           -                 -              1,720,387
                                              -------------    -------------     -------------    --------------

     Total Discontinued Operations                1,547,659           -                 -              1,547,659
                                              -------------    -------------     -------------    --------------

INCOME TAXES                                         -                -                 -                  -
                                              -------------    -------------     -------------    --------------

Net Loss                                      $    (440,748)   $    (590,728)    $     (72,831)   $   (1,104,307)
                                              =============    =============     =============    ==============

Loss Per Share                                $       (0.24)                     $       -        $        (0.59)
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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997



NOTE 3 -      SALE OF RECEIVABLES

              In November 1998, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1.4 million of receivables, net of a 15% collection reserve. The Company is charged .065% daily for all receivables sold and uncollected under this financing agreement. At December 31, 1998, the Company had $168,531 of sold but uncollected receivables. The Company received $423,948 from the sale of receivables in the third quarter of fiscal 1999 and recognized $4,636 in interest expense from the discount of selling these receivables.

 NOTE 4 -     NOTES PAYABLE

              Notes payable are comprised of the following:
                                                                                                  December 31,
                                                                                                     1998

              Note payable, unsecured, bearing interest at 12%, payable
               in monthly installments of $7,000, including interest.                          $          32,384

              Convertible subordinated debentures, due June 30, 1996
               bearing interest at 12% per annum.  Interest payable
               quarterly, secured by land.                                                               185,000

              Trade  draft  payable,  secured  with  inventory,  payable  in six monthly installments beginning January 1999 at $8,874.10
               per month.                                                                                 49,073

              Note payable to business partner in U.S. Polo Association, Ltd.
               Interest is payable quarterly at the prime rate as published by the Wall Street Journal plus 1% per annum.  Principal is payable equally over 4 years beginning October 14, 1999 and is
               secured by a pledge of the Company's stock in U.S. Polo
               Association, Ltd.                                                                       1,000,000

              Subtotal                                                                                 1,266,457

              Less current portion                                                                       516,457

              Long-term portion                                                                $         750,000
                                                                                               =================

              Maturities of long-term debt are as follows:

                                            December 31, 1999                                  $         467,384
                                            December 31, 2000                                            250,000
                                            December 31, 2001                                            250,000
                                            December 31, 2002                                            250,000
                                                                                               -----------------
                                                                                               $       1,217,384


                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                  Notes to the Consolidated Financial Statements
                                            December 31, 1998 and 1997


NOTE 5 -      NOTES PAYABLE, RELATED PARTIES

                                                                                                    December 31,
                                                                                                     1998

              Note  payable to Banque  SCS,  secured by GVI and  Company  common stock.  Interest  at 14%  with  monthly  principal  and  interest payments  of  $6,000  with a final  balloon  payment  July  2001.
               (Banque SCS is a shareholder although it disclaims
               beneficial ownership of the shares).                                            $         339,144

              Promissory  notes to Banque  SCS,  secured by GVI  stock,  bearing interest at 12%. Interest due monthly with the entire balance due on April 24, 1998. Holder of note has agreed
               to sell GVI stock securing note until note is paid in full.                               170,000

              Note payable to Banque SCS, secured by GVI and Company
               common stock.  Interest at 16% due monthly with the entire
               loan due December 7, 1999.                                                                340,000

              Note payable to a shareholder, secured by assets of the
               Company.  Interest payable monthly at 18% with no stated
               principal payments required.                                                              135,491

              Notes payable to the former owners of FTI  (includes  officers and directors of the Company). Interest rates average 9.5%.
               Unsecured, due upon demand.                                                               200,247

              Notes payable to the former shareholders of PPW (includes
               an officer and director of the Company).  Interest rates average
               12%.  Unsecured.                                                                          373,150

                                            Subtotal                                                   1,558,032

                                            Less current portion                                        (705,713)
                                                                                               -----------------

                                            Long-term portion                                  $         852,319
                                                                                               =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 6 -      CAPITAL LEASES

              Property and equipment payments under capital leases as of March 31, 1998 is summarized as follows:

                                 Year End
                                 March 31,
                                  1999                        $         368,389
                                  2000                                  295,451
                                  2001                                  253,347
                                  2002                                   90,898
                                                              ------------------

              Total minimum lease payments                            1,008,085
              Less interest and taxes                                   124,647

              Present value of net minimum lease payments               883,438
              Less current portion                                      303,475

              Long-term portion of capital lease obligations  $         579,963
                                                              =================

NOTE  7 -     INCOME TAXES

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 8 -      PREFERRED STOCK (Continued)

              SERIES D:

              As discussed in Note 2, the Company issued 100,000 shares of Series D preferred stock in exchange for 80% of the issued and outstanding common stock of FTI. Effective March 31, 1998, the Series D stock was converted into common stock (Note 2).

NOTE  9 - COMMON STOCK ISSUED BUT NOT OUTSTANDING

              The Company has issued 160,820 shares of common stock which have been offered to the holders of the Series B preferred stock and the debentures. The shares have not been accepted by the holders of those investments as of the date of the consolidated financial statements.

NOTE 10 - STOCK OPTIONS

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 10 - STOCK OPTIONS (Continued)

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

              FTI leases office and warehouse space in Salt Lake City, Utah and leases space for six retail stores in various locations. Lease commitments for the years ended March 31, 1999 through March 31, 2004 are $368,885, $373,374, $380,077, $112,011 and $30,216,
              respectively.

NOTE 12 - ROYALTIES COMMITMENT

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


NOTE 13 - GOING CONCERN

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

For the Quarter Ended December 31, 1998, Compared to the Quarter Ended December 31, 1997.

         Total revenue for the quarter ended December 31, 1998 increased $657,827, or 138%, to $1,135,905, compared with $478,078 for the quarter ended December 31, 1997. During the current quarter Fan-Tastic merchandise sales and franchise fees/royalties were $203,056 and $58,394 compared to $280,605 and $43,000 for the three months ended December 31, 1997. The increase in franchise and royalty fees is primarily due to an increase in Fan-Tastic's marketing budget in the current year as compared to the prior year and an increase in operating franchise stores from 6 at December 1997 to 15 at December 1998. Merchandise sales declined from the prior year's comparable quarter primarily due to the closure of two company stores that were in temporary mall locations and a 37% decrease in comparable store sales due to reduced inventory levels per store. In addition, the Company acquired Pacific Print Works (PPW) effective March 31, 1998 (see Note 2 to the financial statements) which contributed revenue of $832,586 for the three months ended December 31, 1998.

         Fan-Tastic had a gross profit of $115,715 or 43% of sales for the three months ended December 31, 1998 as compared to $224,403 or 47% for the three months ended December 31, 1997. The decline in gross profit is primarily due to lower profit margins on obsolete inventory being sold at significant discounts in the third fiscal quarter of 1998. PPW had a gross profit of $254,226 or 30.5% of sales for the three months ended December 31, 1998.

         General expenses increased by $220,893 for the three months ended December 31, 1998 as compared to the comparable prior year quarter. This change was primarily due to PPW general expenses of $282,124 and a decrease in general expenses for Fan-Tastic and corporate headquarters. The decrease in Fan-Tastic general expenses was due to the closure of two stores and the decrease in corporate headquarter's general expenses was primarily due to a reduction in salaries and office expenses.

         Depreciation and amortization increased by $100,780, primarily due to goodwill amortization of $30,441 from the PPW acquisition and PPW fixed assets depreciation of $67,568.

         Interest expense increased $106,698 for the current quarter compared to the comparable 1997 quarter. The increase in interest expense was due to 1) the Company increasing it's debt in fiscal 1999 and for the three months ended December 31, 1998 in order to fund operations and acquire PPW and Quade, Inc., and 2) PPW's interest expense from its receivable factoring and capital lease obligations.

         The Company experienced an increase in net loss from continuing operations of $310,033 in the current period compared to the three months ended December 31, 1997. This increase is due to the increase in depreciation and amortization, general expenses, interest expense and the PPW operational losses.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had total assets of $5,042,781, total liabilities of $5,173,617 and a total stockholders' deficiency of $130,836, compared with total assets of $5,436,365, total liabilities of $4,126,181 and total stockholders' equity of $1,310,454 at March 31, 1998. At December 31, 1998 the Company's current ratio was approximately .65 current assets to 1 current liability. The Company's current ratio declined from September 30, 1998 due to a $1,057,000 decline in marketable securities. Marketable securities consist of the Company's holdings in common stock of Golf Communities of America. The market value of the Company's holdings improved by over $600,000 at February 5, 1999 compared to December 31, 1998 due to an increase in the price of Golf Communities stock.

         In October 1998, the Company received $1,000,000 in loan proceeds that is payable equally over 4 years beginning one year from the date of the loan. These loan proceeds were used for working capital purposes and to reduce current liabilities.

         Management intends to improve its overall financial structure and provide operating capital through seeking the conversion of debt and preferred stock into the Company's common stock, private placement of the Company's common stock and sale of the Company's investment in Golf Communities of America. There is no assurance that the Company will be able to obtain sufficient funds from other sources as needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

Year 2000 Issues:

Many computer hardware and software systems and equipment with software were designed with two digit year codes that did not recognize century and millennium fields. As a result, these systems may calculate dates for year 2000 as 1900, which may cause errors in information or system failures.

The Company has evaluated its internal computer hardware and software systems and equipment with software and does not expect the costs to remedy year 2000 problems to be material to the Company's financial position, results of operations, or cash flows. The Company believes that necessary modifications will be made on a timely basis. However, the readiness of the Company's suppliers relating to year 2000 may vary. It is possible that any significant supplier failures could have a material adverse impact on the Company's operations and financial results.

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


                                   AMERICAN RESOURCES AND
                                   DEVELOPMENT COMPANY
                                      (Registrant)




Date: February 11, 1998       By:  /s/Tim Papenfuss
                                   ------------
                                   Tim Papenfuss
                                   Chief Financial Officer