Form 10KSB
period 1999-03-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1999-07-15
CIK 812555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-KSB



[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended March 31, 1999, or

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


                     2035 N.E. 181st Gresham, Oregon 97230
- -----------------------------------------------------------------------------
    (Address of Principal Executive Offices)                 (Zip Code)

                                  (503) 492-1500
                                 ----------------
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year was $3,996,739

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of July 7, 1999 was $370,245.

         The number of shares outstanding of the issuer's common equity, as of July 7, 1999 was 3,174,286.

                       Documents Incorporated by Reference

                                      None

         Transitional Small Business Disclosure Format:
Yes              No      X
     -------         ---------

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS                                              3

ITEM 2.  DESCRIPTION OF PROPERTY                                              9

ITEM 3.  LEGAL PROCEEDINGS                                                   10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            11


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION                                                        13

ITEM 7.  FINANCIAL STATEMENTS                                                16


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                            16

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   16

ITEM 10. EXECUTIVE COMPENSATION                                              19

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      20

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      22

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    22

         The information contained in this Form 10-KSB for the fiscal year ended March 31, 1999, is as of the latest practicable date except for financial information which relates to the fiscal year.


                                     PART I


Item 1.  Description of Business.

GENERAL

         American Resources and Development Company ("ARDCO" or the "Company") through various subsidiaries, owns a franchisor and owner of retail entertainment and sports stores, and a screen printing and embroidery company. When used throughout this report, the Company shall include the subsidiaries of the Company unless the context indicates otherwise. The Company's present executive offices are located at 2035 N.E. 181st, Gresham, Oregon 97230 and its telephone number is (503) 492-1500. As of July 7, 1999, the Company had one hundred five (105) full time employees and twelve part time employees. On March 27, 1997, the Company effected a 1 for 20 reverse stock split of its common stock.

FAN-TASTIC, INC.

         In March, 1997, the Company acquired 80% of the outstanding shares of Fan-Tastic, Inc., a Utah Corporation ("Fan-Tastic") and acquired the remaining 20% in June 1998, effective March 31, 1998. Fan-Tastic is a franchisor and owner of retail entertainment and sports stores, dba Fan-A-Mania, based in regional shopping malls. As of July 7, 1999, Fan-Tastic owned 2 of its own stores Oregon and had 13 franchisees in the states of Arkansas, Louisiana, New York, Virginia, Wyoming, Pennsylvania, Texas, and countries of Barbados, Canada and Japan. Fan-Tastic opened its first Fan-A-Mania store in August 1995.

         Fan-A-Mania  stores  carry a broad  range of sports  and  entertainment products purchased from national vendors who are licensed with various organizations including the following entertainment and sports companies:
Disney, Warner Brothers, Nickelodeon,, World Wrestling Federation, National Football League, National Basketball Association, Major League Baseball, and the National Hockey League. Products carried include apparel for ages ranging from toddlers to adults, collectibles and souvenirs for fans of entertainment and sports.

         Fan-Tastic advertises nationally to promote the Fan-A-Mania stores primarily in business periodicals. Limited additional marketing is also done at specific business shows held in strategic regions of the United States, and through direct marketing, and internet advertising.

         With the sales of each franchise unit to a new owner, Fan-Tastic receives a franchise fee of $19,500, and a royalty on ongoing sales of 3 1/2%. Principal services Fan-Tastic provides to its franchisees are as follows:

        -         Site evaluation, selection and lease negotiation.
        -         Store design, merchandise and display plans.
        - Reduction in inventory costs resulting from chain-wide volume pricing and simplified buying. through a consolidated buying program.
        - Inventory control through a consolidated point of sale software and chain wide identification of hot selling products.
        - Four days of initial training at the corporate office covering all phases of store operations; product purchasing, store promotions, etc. using the proprietary Fan-A-Mania operations manual. This initial training is followed closely with four days of training at the opening of the store and on-going follow-up training.

         International Franchising

         Fan-Tastic's marketing efforts have resulted in international interest in the concept, with a first store opening in Bridgetown, Barbados, in December, 1996, and the signing of a master franchise agreement with a Japanese company that opened its first store in December 1997.

         Seasonality

         Approximately 43% of annual Fan-Tastic sales have occurred in the months of November and December.

         Suppliers

         Fan-Tastic purchases product from a number of national licensed sports and entertainment manufacturers including Starter, Inc., New Era, Champion, Applause, Giant and Changes. Fan-Tastic is not dependent upon any one supplier.

         Competition

         The entertainment and sports products industry is quite competitive. Most mass merchants carry entertainment and sports products and thus provide competition. However, management believes service and atmosphere differentiate Fan-A-Mania stores from those mass merchants. Direct competition in malls where Fan-A-Mania stores are located comes primarily from national chains such as Disney, Warner Brothers, Champs, and department stores. Management believes that Fan-A-Mania has differentiated itself from these competitors by merchandising both entertainment and sports products and by having an attractive appearance.

         Fan-Tastic competes with other franchisers for prospective franchisees. However, there is little direct competition for prospective franchisees since Fan-A-Mania is currently the only entertainment and sports apparel, collectible and souvenir oriented franchisor known to management. Fan-Tastic also competes for suitable store locations in malls and outlet centers from a wide variety of retailers.

         Trademarks

         Fan-Tastic owns the registered mark, "Fan-A-Mania" for retail stores featuring entertainment and sports memorabilia and clothing.

         Employees

         As of July 7, 1999, Fantastic had seven full-time employees and 9 part-time employees.

PACIFIC PRINT WORKS

In May 1998, the Company acquired approximately 83% of the outstanding shares of Printworks, Inc. ("Pacific Print Works" or "PPW"). 213,472 shares of the Company's common stock were issued to PPW shareholders with a guaranteed share value of $5.00. Depending on PPW's performance over the next three years, additional shares of the Company's common stock will be issued for this acquisition if minimum earnings levels are met (See Note 2 to the financial statements.) Based on the $5.00 guarantee and the Company's share value from October 1998 through March 1999, the Company may be obligated to issue approximately 1.7 million shares of common stock to the PPW shareholders. However, an amendment to the PPW Stock Purchase Agreement is being evaluated by the Company and PPW shareholders in which the Company would issue another
213,472 shares of the Company's common stock to PPW shareholders and the guaranteed share value of $5.00 would be deferred until the year 2000. PPW is active in the contract screenprinting and embroidery business and is based in Portland, Oregon.

         Industry Trends

PPW  performs  contract  screenprint,  embroidery  and  finishing  services  for customers,  the majority of whom are in the  decorated  sportswear  market.  The decorated sportswear market, based upon industry data, accounted for approximately $14.3 billion of retail level sales in the United States in 1996, with a compounded annual growth rate of approximately 8.8% since 1991. PPW believes growth in the decorated sportswear market has resulted from: (i) an increased preference for comfortable apparel selections; (ii) more flexible dress codes, including greater acceptance of casual clothes in the workplace;
(iii) a heightened emphasis on physical fitness, including increased participation in sports; (iv) improved characteristics that have enhanced consumer appeal, including improvements in fabric weight, blends and construction, and increased offerings of size, color and style; (v) the enhancement of screenprinted graphics and embroidered designs primarily resulting from more advanced manufacturing equipment and processes; and (vi) the increased use of "attitude" apparel. PPW believes that these trends should continue to drive industry growth.

         Business Strategy

PPW intends to increase its revenues and position itself as a leading national screen print and embroidery contractor by continuing to pursue the following business strategies:

         Contract Services

PPW designs graphics for its larger apparel customers that are sold under particular customers' labels. PPW will then screenprint or embroider these designs on blanks provided by the customers. PPW's new product focus during the past 18 months has been on high-density printing. High-density printing is a screenprinting term for a process that leaves a 3-D, sharp-edged print with excellent detail. PPW hired an industry expert in March 1998, Michael Beckman, PPW Vice President of Operations, who oversees PPW's high-density printing. Mr. Beckman has been honored by industry experts with significant awards for his creative designs and inks. PPW has also been able to grow its business by specializing in reflective inks, and environmentally safe water based printing.

         Private Label Products.

PPW manufactures private label products for certain of its larger retail customers. PPW designs each private label product by working closely with a customer, creating a unique decorated sportswear line that is sold under that customer's label.

         Other.

Other products include printing on athletic uniforms for Nike's Organized Sports Division. PPW also produces custom designed graphics and screenprinting for corporate accounts.

         Design  And Sales Staff.

PPW employs a staff of approximately 3 graphic design artists who work closely with customers to create designs for its customers sportswear lines. PPW employs six external and two internal sales people who work closely with existing and new customers to ensure customer needs are met.

         Customers

PPW's primary sales are through national decorated sportswear companies including: Nike, Columbia Sportswear, Chaps Ralph Lauren, Speedo, K-Swiss and Jantzen. In fiscal 1999, PPW's sales to major customers that exceeded 10% of its total sales were as follows: Customer A 24%, Customer B 20.4%.

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

         Screen Printing.

The screen printing process begins with the preparation of a design by PPW's artists. PPW tests new designs for printability and color dynamics and produces sales and production samples. PPW also stocks over 140 pigment colors and numerous ink bases, which allows for in-house development of new ink applications and techniques. In the printing process, screens are positioned in automatic printing presses where inks are pressed through the screen to create the design on the garment. Garments bearing designs on different portions of the garment may move through the printing process several times. Following printing, the garments run through a dryer , making the printed design permanent and washable.

PPW operates seven automatic screen printing presses and five manual screen printing presses. Most of the automatic presses are color printing presses with eight to eighteen stations available. Each press is operated by a team of employees. PPW believes that this approach contributes to the flexibility, quality and speed of its production process. PPW believes that its capacity is sufficient for its needs and that during seasonal peaks sufficient sources of outside production are available to PPW to meet its production needs, as necessary.

         Embroidery.

The embroidery process begins with the preparation of a design by PPW's artists. PPW tests new designs for embroiderability as it relates primarily to stitch count and color selection and produces sales and production samples. After a design is approved, the design that is to be embroidered is formatted onto a computer disk, and programmed into the embroidery machine. Each embroidery machine has multiple sewing heads, permitting two to sixty-one garments to be embroidered at one time. After the stitching is complete garments are trimmed, packed in PPW's warehouse and shipped directly to the customer. PPW operates seven fully automated machines with sixty-one single heads.

         Quality Control.

PPW maintains several quality control checkpoints monitoring all phases of production and ensuring that garments meet the quality standards of PPW's customers.

         Product Shipment.

PPW believes responding quickly to customer requirements and meeting delivery schedules consistently are important factors in its business. Customers generally select the specific art designs to be printed on ordered garments periodically for delivery within as few as one week following the design selection. PPW can place garments on hangers before shipping, affix price tags and other product information, and can ship garments polybagged or folded. These services reduce the time required to prepare the garments for display and thereby enable customers to stock their stores more quickly. PPW's customers generally bear all shipping costs.

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

         Employees

At July 7, 1999, PPW employed approximately 98 full-time employees. PPW believes that its employee relations are good.

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

Effective October 8, 1998, the Company and Jordache Enterprises, through its affiliate, Iron Will, Inc. ("Iron Will") formed a joint venture company, U.S. Polo Association, Ltd. (US Polo), to hold the master license granted by the US Polo Association and to perform all licensing activities relating to the US Polo Association licenses and trademarks for the United States and Canada. The Company and Iron Will each own 50% of US Polo and management and the Board of Directors for US Polo is shared equally by the Company and Iron Will. For its ownership in US Polo, the Company contributed, through Quade, Inc., all assets and liabilities relating to the business of the licensing of US Polo including the master license and sublicense agreements in the US Polo name and trademarks. Iron Will contributed $900,000.

In March 1999, the Company's Board of Directors made a decision to sell its 50% ownership in U.S. Polo to Iron Will. In June 1999, the Company closed its sale of U.S. Polo ownership to Iron Will. For its sale of U.S. Polo, the Company received the cancellation of $1,000,000 in debt from Jordache Enterprises, the cancellation of $13,185 in interest and cash of $221,470. In addition, the Company could receive up to another $103,942 upon the collection of U.S. Polo royalties earned through May 31, 1999. See Note 2 of the financial statements.

GOLF VENTURES, INC.

     As of April 6, 1998, the Company owned 502,746 shares of common stock of Golf Ventures, Inc. (hereinafter "GVI"), a publicly held Utah corporation. As of April 6, 1998, such shares represented approximately 5.3% of the issued and outstanding common stock of GVI. This percentage was prior to the conversion of U.S. Golf Communities Preferred Stock into common stock, which conversion occurred by July 1998 and reduced the Company's holdings to approximately 1.4% of the issued and outstanding Common Stock of GVI. In connection with GVI's merger with U.S. Golf Communities, Inc. described below, and to settle all services provided by the Company to GVI, and for the assumption of certain contingent liabilities by the Company, GVI, in July 1998, issued the Company 862,000 shares of common stock. As of July 7, 1999, the Company owned 1,160,000 shares of common stock of Golf Ventures, Inc. which represents less than 3% of the outstanding shares of GVI.

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

Item 2.  Description of Property.

     The Company's and Fan-Tastic's executive offices and warehouse space are located at 3855 South 500 West, Suite R, Salt Lake City, Utah 84115 and is approximately 4,000 square feet of combined space. Fan-Tastic leases retail mall space for its four stores that average approximately 2,000 square feet. PPW rents a 45,000 square foot office and screenprinting/embroidery facility in Portland, Oregon. Lease commitments from fiscal 2000 through fiscal 2003 are $269,526, $270,198, $224,391 and $34,698, respectively.

Item 3.   Legal Proceedings.

         On February 8, 1998, Quade, Inc. entered into a Sublicense Agreement ("Agreement") with Jenna Lane Kids, Inc. licensing Jenna Lane Kids, Inc. to sell various categories of sportswear apparel in misses, petite, and plus sizes with the United States Polo Association trademarks with guaranteed royalties to Quade of $600,000 over the life of the agreement.

         On March 1, 1999, Jenna Lane, Inc. and Jenna Lane Polo Association, Ltd. (hereafter referred to as Jenna Lane), filed a complaint in the Supreme Court of the State of New York against the Company and various other defendants including, Quade, Inc., U.S. Polo Association, Ltd., Robert Mintz, United States Polo Association and Jordache Enterprises, Inc. Jenna Lane is seeking a judgment of $5,000,000 compensatory damages, $10,000,000 punitive damages and rescision of the Agreement. Jenna Lane's complaint alleges the Company owes it damages resulting from, among other things, breach of contract and tortious interference with contractual relationships. The Company has moved to stay the litigation pending a determination of claims commenced by the Company against Jenna Lane before the American Arbitration Association. As of July 7, 1999, the parties had not engaged in any discovery, nor had they exchanged any documents relating to their respective claims. At this time it is to early to determine the ultimate outcome of this legal matter, however, in the opinion of management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

         On December 18, 1997, the Securities and Exchange Commission (hereinafter the "Commission") filed a civil enforcement action complaint, 2:97CV 0963K in the United States District Court for the district of Utah, Central Division, against George Badger, former president of the Company, Karl Badger, former president of the Company, and others, alleging violations of the generalanti-fraud provisions of the federal securities laws. The complaint alleges that George Badger directed a scheme to manipulate the market for securities issued by GVI through payments to various broker-dealers and registered representatives. The complaint alleges that Mr. Karl Badger arranged for some of these payments. The complaint seeks a permanent injunction against future violations of the federal securities laws, a court order prohibiting the defendants from future participation in offerings of penny stocks and disgorgement of alleged profits. Mr. Karl Badger has filed an answer to the complaint denying the material allegations thereof, and filed Motions to Dismiss, and intends to vigorously defend the action. On July 14, 1998, Karl Badger resigned as President of the Company and accepted a position as Vice President.

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

Calendar Quarters                 High Bid          Low Bid
-----------------------------------------------------------

1996
----
1st Quarter                         3.80              1.20
2nd Quarter                         3.80              1.20
3rd Quarter                         3.00              1.20
4th Quarter                         2.50              0.60

1997
----
1st Quarter                         6.50              2.50
2nd Quarter                         5.50              2.75
3rd Quarter                         5.25              2.00
4th Quarter                         1.75               .875

1998
----
1st Quarter                         3.00              1.00
2nd Quarter                         2.625             1.0625
3rd Quarter                         1.4375             .3125
4th Quarter                          .6875             .25

1999
----
1st Quarter                          .875              .1875
2nd Quarter                          .5                .1875
                                    ========================


         As of July 7, 1999, the Company had 3,174,286 shares of its common stock issued and outstanding, and there were approximately 1,300 shareholders of record.

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

         In May 1998, effective March 31, 1998, the Company acquired over 80% of the outstanding shares of Printworks, Inc., for 213,472 shares of the Company's common stock. The issuance of these shares were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

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

         On January 22, 1999, the Company granted options to Mr. James Stock to purchase up to 160,000 shares of the Company's common stock. Mr. Stock is to provide various investor and public relations services through January 21, 2000 and the options expire in December 31, 2001. The options are not transferable, are exercisable at any time between $.50 and $3.00 per share (See Note 10 to the financial statements.) Based on the knowledge, experience and economic strength of Mr. Stock, the Company believes this transaction is exempt from registration under the Securities Act of 1933 Section 4(2).

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

         The following information, on a fiscal year basis, is derived from the consolidated financial statements of the Company. Such financial statements include the Company and its subsidiaries.

RESULTS OF OPERATIONS

For the Fiscal Year Ended March 31, 1999 ("Fiscal 1999"), Compared to the Fiscal Year Ended March 31, 1998 ("Fiscal 1998).

Sales for the year ended March 31, 1999 were $3,996,739 as compared to $1,093,110 for the year ended March 31, 1998. The increase in sales is attributable to the acquisition of Pacific Print Works ("PPW") (see Note 2 to the Financial Statements) as PPW contributed sales of $3,223,417 for the current fiscal year. The Company's acquisition of PPW was accounted as a purchase combination, and therefore, no PPW revenue was recorded by the Company in fiscal 1998. Pro Forma audited revenue for PPW Fiscal 1998 was $2,389,970. The $833,447 increase in PPW's revenue for Fiscal 1999 compared to Fiscal 1998 pro forma revenue was primarily due to:

         1) An increase of approximately $1,370,000 in Fiscal 1999 from existing customers in Fiscal 1998.

         2)       Sales of  approximately  $535,000 to new  customers for Fiscal
                  1999.

         3) A sales decline of approximately $1,140,000 in fiscal 1999 from existing customers in Fiscal 1998.

The PPW Fiscal 1999 sales include approximately $450,000 of garment sales as opposed to pro forma garment sales of $189,000 in Fiscal 1998. The improvement in sales to existing customers and to new customers is primarily due to PPW's expertise in the area of high density printing. PPW expects a similar or larger increase in sales for the year ended March 31, 2000 based on its relationship and orders with existing customers in addition to PPW samples with potential new customers. Approximately 40% of the decline in sales with existing customers is due to 1) a decrease of $350,000 from a customer that is moving out of the T-shirt and sweatshirt business and 2) a reduction of $115,000 from a customer whose production was moved to its new parent company.

Sales for Fan-Tastic declined by $319,778 which was due to a decline in store sales of $390,962 due to the closure of two stores in June 1998 and an increase in franchise and royalty fees of $71,184.

Gross profit for the fiscal year ended March 31, 1999 was $867,097 compared to $318,705 for the prior year. The increase in gross profit was due to a contribution in gross profit from PPW for Fiscal 1999 of $497,083 and an increase in Fan-Tastic gross profit for Fiscal 1999 of approximately $52,000.

General and marketing expenses for the fiscal year ended March 31, 1999 were $1,772,155 as compared to $1,540,460 for the prior year. The increase was primarily attributable to general and marketing expenses from PPW for Fiscal 1999 of approximately $790,000 which was offset by a decline in general and marketing costs from the Company's corporate offices of approximately $620,000. The decline in the corporate office expenses was primarily due to approximately $425,000 in expenses for stock issued to consultants in Fiscal 1998 with none in Fiscal 1999.

Depreciation and amortization expenses included in total general expenses for the fiscal year ended March 31, 1999 was $169,420 compared to $31,814 for the prior year. This increase is due to the amortization of the goodwill from the PPW acquisition which was being amortized over 15 years. The remainder of this goodwill was written off at the end of Fiscal 1999 and therefore we expect the Fiscal 2000 general amortization expenses to be similar to the amount for Fiscal 1998.

The Company's loss before discontinued operations include a one time write-off of goodwill from the Pacific Print Works acquisition for $1,568,215 as opposed to a write-off of goodwill from the Fan-Tastic acquisition of $756,797 for Fiscal 1998.

Interest expense for the fiscal year ended March 31, 1999 was $561,335 compared to $133,339 for the prior year. The increase in interest expense was due to approximately $230,000 of interest from PPW lease and notes payable and additional debt in Fiscal 1999 that was used for working capital purposes and to fund losses from operations.

The Company had a loss on discontinued operations for the year ended March 31,1999 of $252,972 from its Quade and US Polo Association, Ltd. operations compared to a $172,728 loss from Golf Ventures and Finally Communities operations from the prior year and a $1,720,387 gain on the disposal of Golf Ventures operations in the prior year. The Company will record a gain in the first quarter of Fiscal 2000 for its sale of its 50% ownership in US Polo Association, Ltd.

The Pacific Print Works ("PPW") acquisition involves contingent consideration that could result in PPW shareholders receiving additional shares over the next two years based on PPW achieving specified earnings (see footnote 2 to the financial statements). For example, if PPW achieves earnings of $300,000 in fiscal 2000, 48,083 shares of common stock would be issued to PPW shareholders with a guaranteed value of $5.00 which would result in $240,415 of additional goodwill. This goodwill would result in additional amortization by the Company of $16,028 per year or $.005 per share over 15 years.

The unaudited pro forma summary information combining the results of operations of the Company and PPW is represented as if the acquisition had occurred at the beginning of fiscal 1998, after giving effect to certain adjustments, including the amortization of $121,229 of goodwill over 15 years. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and PPW had constituted a single entity during such periods.


                                             Fiscal 1998
                                             -----------
          Net Revenue                        $ 3,483,080
          Net Loss                            (1,103,859)
          Net Loss per share                        (.80)


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had total assets of $3,295,534, total liabilities of $5,610,717 and total stockholders deficit of $2,315,183, compared with total assets of $5,436,635, total liabilities of $5,606,776, and total stockholders equity of $2,302,241 at March 31, 1998. The significant changes in assets, liabilities and stockholders equity is due primarily to the Company's write-off of goodwill from the PPW acquisition, the reduction in stockholders equity due to losses from operations and the decline in value of the Company's investment in GVI.. At March 31, 1998 the Company's current ratio was approximately .502 current assets to 1 current liabilities. The Company will seek to convert certain debt to equity which will improve its current ratio.

Management intends to improve its overall financial structure and provide operating capital through private placement of the Company's common stock, seeking the conversion of debt and preferred stock to common stock, and sale of the Company's investment in GVI.

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

NAME                       AGE     POSITION HELD
--------------------------------------------------------------------------------
B. Willes Papenfuss         40     President, Chief Executive Officer and
                                   Director
Jeffrey S. Harden           54     Vice President and Director, President of
                                   Pacific Print Works
Karl F. Badger              44     Vice-President
Barry L. Papenfuss          38     Vice President, President of Fan-Tastic, Inc.
Timothy Papenfuss           39     Secretary/Treasurer, Chief Financial Officer
                                   and Director
Robert Mintz                53     Vice President and Director, President of
                                   Quade, Inc.

         B. WILLES PAPENFUSS, President and Director of the Company, was appointed Executive Vice-President, of the Company in December, 1997. Mr. Papenfuss joined Fan-Tastic, Inc. as Vice-President International in May, 1995. He was Vice-President of U.S. Bank from 1991 to 1993, and Senior Vice-President of U.S. Bank from 1993 to 1995. Mr. Papenfuss graduated from the University of Washington with a Masters of Business Administration in 1985. Mr. Papenfuss is the brother of Barry Papenfuss, Vice-President of the Company, and of Timothy Papenfuss, Chief Financial Officer and Director of the Company.

         JEFFREY S. HARDEN, Vice President and Director of the Company, and has been with the Company since Pacific Print Works was acquired by ARDCO in May 1999. President of Pacific Print Works since 1993. Division Vice President of West Coast sales with London Fog from 1987 to 1993. Sales Manager with Jantzen from 1979 to 1987. Education includes two years at Texas A & M and three years at Ohio Wesleyan.

         KARL F. BADGER, Vice President has been with the Company since 1992. Prior to 1992, Mr. Badger was a licensed broker/principle for Rocky Mountain Securities and Investments. On December 18, 1997, the Securities and Exchange Commission filed a civil enforcement action complaint against certain individuals including Mr. Karl Badger (See Significant Employees and Consultants.)

         BARRY L. PAPENFUSS, Vice President and is the President of Fan-Tastic, which position he has held since 1994, and has been with the Company since Fan-Tastic was acquired by ARDCO in March, 1997. Was a Director of the Company from March 1997 through July 14, 1998. From 1990-1994, Mr. Papenfuss was the controller of The Pro Image, a sports apparel company and from 1985-1990, was a consultant with Deloitte and Touche, an international accounting firm. Mr. Papenfuss graduated from Brigham Young University. Mr. Barry Papenfuss is the brother of Mr. Timothy Papenfuss, Secretary/Treasurer, Chief Financial Officer and a director of the Company and of B. Willes Papenfuss, President of the Company and a director of the Company.

         TIMOTHY M. PAPENFUSS, chief financial officer and director of the Company, is chief financial officer of Fan-Tastic, Inc., which position he has held since April, 1994. Mr. Papenfuss was appointed chief financial officer and a director of the Company in August, 1997. From 1990 to April, 1994, Mr. Papenfuss was a manager and senior manager with Ernst and Young. Mr. Papenfuss has 9 years of professional accounting experience. Mr. Papenfuss graduated from Brigham Young University in 1983 with a bachelors degree in accounting. Mr. Papenfuss is the brother of Barry Papenfuss, vice president of the Company and of B. Willes Papenfuss, President of the Company and a director of the Company.

         ROBERT MINTZ, Director of the Company since July 23, 1998 upon the Company's acquisition of Quade, Inc. President and founder of Quade, Inc. since 1996. Director of Women's Apparel at London Fog from 1994 to 1995. President of Bugle Boy Womens from 1987 to 1993. Division President for Lizwear at Liz Claibourne from 1984 to 1987. Mr. Mintz has a bachelors degree in anthropology from the University of Pittsburgh.

Significant Employees and Consultants

         The following individual was a consultant to the Company from 1997 through June 1998.

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

         On December 18, 1997, the Securities and Exchange Commission (hereinafter the "Commission") filed a civil enforcement action complaint, 2:97CV 0963K in the United States District Court for the district of Utah, Central Division, against George Badger, former president of the Company, Karl Badger, former president of the Company, and others, alleging violations of the general anti-fraud provisions of the federal securities laws. The complaint alleges that George Badger directed a scheme to manipulate the market for securities issued by GVI through payments to various broker-dealers and registered representatives. The complaint alleges that Mr. Karl Badger arranged for some of these payments. The complaint seeks a permanent injunction against future violations of the federal securities laws, a court order prohibiting the defendants from future participation in offerings of penny stocks and disgorgement of alleged profits. Mr. Karl Badger has filed an answer to the complaint denying the material allegations thereof, has filed Motions to Dismiss the complaint, and intends to vigorously defend the action.

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

         Based solely upon a review of Forms 3, Forms 4 and Forms 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the fiscal year ended March 31, 1999, and written representations of certain of its directors and executive officers that no Forms 5 were required to be filed, all directors and executive officers have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

         The  Company  has  not  had  a  bonus,   profit  sharing,  or  deferred
compensation plan for the benefit of its employees, officers of directors.

         The following table sets forth the annual compensation paid and accrued by the Company for services rendered during the fiscal years ended March 31, 1999, 1998 and 1997 to (i) the Company's Chief Executive Officer and (ii) each other executive officer of the Company or its subsidiary serving at the end of the last completed fiscal year whose salary and bonus exceeded $100,000 during the last fiscal year ("Named Executive Officer").


                                             SUMMARY COMPENSATION TABLE

===================================================================================================================================
                                         Annual Compensation                               Long-Term Compensation
                                --------------------------------------------  ----------------------------------------
                                                                                         Awards              Payouts
                                                                              --------------------------- ------------
                                                                                             Securities
                                                               Other          Restricted     Underlying
Name and Principal                                             Annual           Stock         Options/       LTIP       All Other
Position               Year        Salary        Bonus       Compensation       Award(s)        SARs        Payouts     Compensation
                                     ($)          ($)            ($)              ($)           (#)           ($)          ($)
==================== ========== ============== ========== =================== ============= ============= ============ ============
B. Willes Papenfuss, 1999          $38,000        -0-            -0-              -0-           -0-           -0-          -0-
Chief Executive      1998          $48,000        -0-            -0-              -0-           -0-           -0-          -0-
Officer(1)           1997          $48,000        -0-            -0-              -0-           -0-           -0-          -0-
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

Stock Options

Option/SAR Grants in Last Fiscal Year:

There were no option or SAR grants for the year ended March 31, 1999.

Aggregated Option Exercises and Fiscal Year-End Option Values:

There were no options exercised for the year ended March 31, 1999. There were no options at March 31, 1999 in which the exercise price was lower than the bid or ask price of the Company's stock at March 31, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information, to the best knowledge of the Company, as of July 7, 1999, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock; (ii) each director; and (iii) all current directors and executive officers as a group.


NAME AND ADDRESS OF                            NUMBER OF             PERCENT
BENEFICIAL OWNER                              SHARES OWNED           OF CLASS
----------------                              ------------           --------
Banque SCS Alliance SA                          591,472(1)             18.63%
11 Route De Florissant Case Portal 3733
12111 Geneva 3, Switzerland

George H. Badger                                610,987(2)             19.25%
550 Northmont Way
Salt Lake City, UT  84103-3323

Don Pickett, agent for                          151,024                 4.76%
Mindon Investment and The Stella Trust
1150 Augusta Way
Salt Lake City, UT  84108

Karl F. Badger                                   71,320(3)              1.6%
1041 E. Dugger Lane
Bountiful, UT  84010

Barry L. Papenfuss                              158,048(4)              4.65%
3855 South 500 West #R
Salt Lake City, UT 84115

Timothy M. Papenfuss                             89,144(5)              2.49%
3855 South 500 West #R
Salt Lake City, UT 84115

B. Willes Papenfuss                              78,108(6)              1.66%
12313 SE Wagner Street
Portland, OR   97236

Jeffrey S. Harden                               151,809                 4.78%
17942 St. Clair Dr.
Lake Oswego, OR  97034

Robert Mintz                                    213,333                 6.72%

All Officers and Directors as
a Group (6 persons)                             553,429                16.84
-------------------------

1 Banque SCS Alliance SA disclaims beneficial ownership but has provided no additional information to the Company to identify the beneficial owners.

2 Mr. George Badger is the beneficial owner of 174,450 shares held by his wife LaJuana Badger in an IRA account. These shares also include 300,000 shares held in an irrevocable trust for the benefit of Mr. Badger's children, for which he does not act as trustee. Mr. Badger disclaims beneficial ownership of these shares.

3 Mr. Karl Badger is the owner of vested options to purchase 25,000 shares of the Company's common stock at $2.00 a share.

4 Mr. Barry Papenfuss is the owner of vested options to purchase 10,000 of the Company's common stock at $2.00 a share. Messrs. Barry Papenfuss, Timothy Papenfuss and B. Willes Papenfuss are brothers.

5 Mr. Timothy Papenfuss is the owner of vested options to purchase 10,000 shares of the Company's common stock at $2.00 a share.

6 Mr. B. Willes Papenfuss is the owner of vested options to purchase 25,000 shares of the Company's common stock at $2.00 a share. Mr. B. Willes Papenfuss additionally can receive stock options as a finder's fee for company.

7 Mr. Jeffrey Harden's shares include 82,030 held by his wife, Lynn Harden, and 2,413 and 2,413 shares held by his children, Brittany and Blake Harden, respectively.

Item 12. Certain Relationships and Related Transactions.

         George Badger, a shareholder and former Company President, and father to former Company President Karl Badger, had loaned the Company $563,210.00 from February 1997 to March 1998. The terms of these loans are as follows: Loan for $358,000 which was refinanced by Banque SCS in July 1998 with payment of interest and principal of $6,000 a month with the remaining principal due June 2001, secured by Company and GVI stock; Loan for $130,491 secured by Company assets with interest payable monthly at 18% with no stated principal payments required; The loan funds were used by the Company for working capital. On July 14, 1998 the Company issued 300,000 shares to Mr. George Badger for prior services.

Item 13.  Exhibits and Reports on Form 8-K.

         The following financial statements, schedules, reports and exhibits are filed with this Report:

         (a)      FINANCIAL STATEMENTS

                  (1) Report of Jones, Jensen & Company, Independent Public Accountants.

                  (2)      Consolidated Balance Sheet as of March 31, 1999.

                  (3) Consolidated Statements of Operation for the years ended March 31, 1999 and 1998.

                  (4) Statement of Stockholders' Equity for the period March 31, 1997 through March 31, 1999.

                  (5) Consolidated Statements of Cash Flows for years ended March 31, 1999 and 1998.

                  (6)      Notes to Financial Statements.


         (d)      Exhibits

                  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit No.       Exhibit Name
-----------       ------------
3.1 (1)           Articles of Incorporation
3.2 (2)           Amendment to Articles of Incorporation
3.3 (1)           By-Laws
3.4 (7)           Amendment on name change
3.5 (7)           Amendment on Series D designation
3.6 (7)           Amendment on Series E designation
10.1 (1)          Agreement with TechKNOWLOGY, Inc.
10.2 (1)          Financing Agreement
10.3 (1)          Exchange of Shares Agreement
10.4 (1)          Option Contract
10.5 (1)          Extension to Option Contract
10.6 (1)          Further Amendment to Option Agreement
10.7 (1)          Purchase Agreement
10.8 (1)          Amendment to Purchase Agreement
10.9 (1)          Addendum to Purchase Agreement
10.10 (1)         Purchase Agreement (Stella Trust)
10.11 (2)         Agreement of Joint Project
10.12 (2)         Amendment to Agreement of Joint Project
10.13 (2)         Dynamic American Option
10.14 (2)         Land Sale Agreement
10.15 (2)         Assignment of Trust Deed and Trust Deed Note
10.16 (2)         Promissory Note (Johnson)
10.17 (3)         TKI Dealer Agreement
10.18 (4)         Modification Agreement
10.19 (4)         Land Sales Agreement (Mindon)
10.20 (4)         Sales Agreement (Property Alliance)
10.21 (5)         Assignment Agreement
10.22 (6)         Agreement with The Stella Trust and Mindon Investments
                  (Pickett Group)
10.23 (6)         Acquisition Agreement with Golf Ventures, Inc.
10.24 (6)         Settlement Agreement and General Release (TKI)
10.25 (7)         Stock Purchase Agreement (Fantastic)
10.26 (7)         Agreement (Vowell/Finally)
10.27             Termination Agreement (Vowell/The Company)
10.28             Stock Exchange Agreement (Pacific Print Works)
10.29             Stock Exchange Agreement (Quade, Inc.)
10.30             Employee Stock Option Plan
10.31             Funding Fee Agreement (Badger)
10.32             GVI Settlement Agreement
10.33             U.S. Polo Association Shareholders' Agreement
10.34             Secured Promissory Note with Jordache Enterprises, Inc.
10.35             U.S. Polo Association Ltd. Stock Redemption Agreement
10.36             Promissory Note with Miltex Industries
10.37             Promissory Note with George Badger
10.38             Alliance Financial accounts receivable factor Agreement
16.1 (2)          Letter Regarding Change in Certifying Public Accountant

Exhibit No.       Exhibit Name
-----------       ------------
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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                        Consolidated Financial Statements

                             March 31, 1999 and 1998

                                 C O N T E N T S





Independent Auditors' Report ......................................... F-3

Consolidated Balance Sheet ........................................... F-4

Consolidated Statements of Operations ................................ F-6

Consolidated Statements of Stockholders' Equity (Deficit)............. F-8

Consolidated Statements of Cash Flows ................................ F-10

Notes to the Consolidated Financial Statements ......................  F-12

                          INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
American Resources and Development Company and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of American Resources and Development Company and Subsidiaries at March 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Resources and Development Company and Subsidiaries at March 31, 1999 and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jones, Jensen & Company
Salt Lake City, Utah
June 25, 1999




                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                            Consolidated Balance Sheet


                                                      ASSETS

                                                                                                    March 31,
                                                                                                     1999
                                                                                               -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                                   $          41,967
   Accounts receivable, net (Note 1)                                                                     516,660
   Inventory (Note 1)                                                                                    293,768
   Prepaid and other current assets                                                                       15,400
   Marketable securities (Note 1)                                                                        157,500
                                                                                               -----------------
     Total Current Assets                                                                              1,025,295
                                                                                               -----------------

PROPERTY AND EQUIPMENT (NOTE 1)

   Furniture, fixtures and equipment                                                                     395,253
   Capital leases                                                                                      1,090,032
                                                                                               -----------------
     Total depreciable assets                                                                          1,485,285
     Less: accumulated depreciation                                                                     (355,492)
                                                                                               -----------------
     Net Property and Equipment                                                                        1,129,793
                                                                                               -----------------
OTHER ASSETS

   Marketable securities (Note 1)                                                                        857,938
   Net assets of discontinued operations (Note 14)                                                       282,508
                                                                                               -----------------
   Total Other Assets                                                                                  1,140,446
                                                                                               -----------------
   TOTAL ASSETS                                                                                $       3,295,534
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

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                       Consolidated Balance Sheet (Continued)


                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    March 31,
                                                                                                     1999
                                                                                               -----------------
CURRENT LIABILITIES
   Accounts payable                                                                            $         366,028
   Accrued expenses and other current liabilities                                                        397,800
   Line of credit (Note 3)                                                                               367,845
   Current portion of notes payable (Note 4)                                                             587,323
   Current portion of notes payable, related parties (Note 5)                                             47,104
   Current portion of capital lease obligations (Note 6)                                                 282,497
                                                                                               -----------------
   Total Current Liabilities                                                                           2,048,597
                                                                                               -----------------
LONG-TERM DEBT

   Deferred revenue                                                                                       10,000
   Reserve for discontinued operations (Note 2)                                                          660,123
   Notes payable (Note 4)                                                                              1,001,819
   Notes payable, related parties (Note 5)                                                             1,395,148
   Capital lease obligations (Note 6)                                                                    495,030
                                                                                               -----------------
     Total Long-Term Debt                                                                              3,562,120
                                                                                               -----------------
     Total Liabilities                                                                                 5,610,717
                                                                                               -----------------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                                                 245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 3,935,106
    shares issued and  3,174,286 outstanding.  (Note 9)                                                    3,174
   Other comprehensive losses                                                                           (435,188)
   Additional paid-in capital                                                                          7,297,066
   Accumulated deficit                                                                                (9,180,480)
                                                                                               -----------------
      Total Stockholders' Equity (Deficit)                                                            (2,315,183)
                                                                                               -----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $       3,295,534
                                                                                               =================

        The accompanying notes are an integral part of these consolidated financial statements.


                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Statements of Operations


                                                                                    For the Years Ended
                                                                                         March 31,
                                                                               1999                 1998
                                                                          ------------------   -----------------
SALES
  Sales                                                                   $        3,996,739   $       1,093,110
  Cost of sales                                                                    3,129,642             774,405
                                                                          ------------------   -----------------
     Gross Profit                                                                    867,097             318,705
                                                                          ------------------   -----------------
EXPENSES

  General and marketing expenses                                                   1,772,155           1,540,460
  Depreciation and amortization                                                      169,420              31,814
                                                                          ------------------   -----------------
     Total Expenses                                                                1,941,575           1,572,274
                                                                          ------------------   -----------------
LOSS FROM OPERATIONS                                                              (1,074,478)         (1,253,569)
                                                                          ------------------   -----------------
OTHER INCOME AND (EXPENSES)

  Writedown of goodwill                                                           (1,568,215)           (756,797)
  Other income (expenses)                                                            (50,457)             15,387
  Interest income                                                                        318                   5
  Gain on sale of assets                                                              45,639             139,906
  Interest expense                                                                  (561,335)           (133,339)
                                                                          ------------------   -----------------
       Total Other Income and (Expenses)                                          (2,134,050)           (734,838)
                                                                          ------------------   -----------------
 LOSS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                                         (3,208,528)         (1,988,407)

DISCONTINUED OPERATIONS

  Loss from operations of GVI, FCC and Quade (Note 2)                               (252,972)           (172,728)
  Gain on disposal of GVI, FCC (Note 2)                                               -                1,720,387
                                                                          ------------------   -----------------
        Total Discontinued Operations                                               (252,972)          1,547,659
                                                                          ------------------   -----------------
INCOME TAXES                                                                          -                   -
                                                                          ------------------   -----------------
NET LOSS                                                                          (3,461,500)           (440,748)
                                                                          ------------------   -----------------
OTHER COMPREHENSIVE LOSS

   Loss on valuation of marketable securities                                       (435,188)             -
                                                                          ------------------   -----------------
     Total Other Comprehensive Loss                                                 (435,188)             -
                                                                          ------------------   -----------------
NET COMPREHENSIVE LOSS                                                    $       (3,896,688)  $        (440,748)
                                                                          ==================   =================

        The accompanying notes are an integral part of these consolidated financial statements.


                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                  Consolidated Statements of Operations (Continued)


                                                                                    For the Years Ended
                                                                                         March 31,
                                                                               1999                 1998
                                                                          ------------------   -----------------
BASIC LOSS PER SHARE OF COMMON
  STOCK-CONTINUING OPERATIONS                                             $            (1.03)  $           (1.07)
                                                                          ==================   =================
BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK -
DISCONTINUED OPERATIONS                                                   $            (0.08)  $            0.83
                                                                          ==================   =================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                      3,124,224           1,864,113
                                                                          ==================   =================

        The accompanying notes are an integral part of these consolidated financial statements.


                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                              Consolidated Statements of Stockholders' Equity (Deficit)
                                               March 31, 1999 and 1998



                                                                                               Other      Additional
                                         Common Stock               Preferred Stock       Comprehensive     Paid-In     Accumulated
                                     Shares         Amount        Shares       Amount           Loss        Capital        Deficit
                                    ---------   ------------      -------  -----------     ----------     ------------  -----------
Balance, March 31, 1997             1,835,486   $      1,835      252,220  $       252  $         -       $ 13,021,721  $(9,966,100)

Stock issuance of a subsidiary
 for payment of interest               -              -            -            -                 -            143,166       -

Preferred B stock conversion
 into common stock                     11,995             12       (7,267)          (7)           -             -            -

Common stock issued for
 services                             399,000            399       -            -                 -            388,261       -

Expense recognized for
 vested stock options                  -              -            -            -                 -             52,498       -

Eliminate GVI equity for
 merger with U.S. Golf
 Communities (Note 2)                  -              -            -            -                 -         (8,406,498)   4,687,868

Stock issued for cash                  24,000             24       -            -                 -             29,976       -

Stock issued for PPW
 acquisition (Note 2)                 258,782            259       -            -                 -          1,293,651       -

Stock issued to FTI
 shareholders (Note 2)                400,000            400       -            -                 -            499,600       -

Stock options issued to FTI
 shareholders                          -              -            -            -                 -              3,885       -

Net loss for the year ended
 March 31, 1998                        -              -            -            -                 -             -          (440,748)
                                    ---------   ------------      -------  -----------     ----------     ------------  -----------
Balance, March 31, 1998             2,929,263   $      2,929      244,953  $       245     $      -       $  7,026,260  $(5,718,980)
                                    ---------   ------------      -------  -----------     ----------     ------------  -----------

        The accompanying notes are an integral part of these consolidated financial statements.




                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
           Consolidated Statements of Stockholders' Equity (Continued)
                             March 31, 1999 and 1998



                                                                                               Other      Additional
                                         Common Stock               Preferred Stock       Comprehensive     Paid-In     Accumulated
                                     Shares         Amount        Shares       Amount           Loss        Capital        Deficit
                                    ---------   ------------      -------  -----------     ----------     ------------  -----------
Balance, March 31, 1998             2,929,263   $      2,929      244,953  $       245    $       -       $  7,026,260  $(5,718,980)

Stock issued for cash                  48,000             48       -            -                 -             59,954         -

Stock issued for Quade
 acquisition (Note 2)                 238,333            238       -            -                 -            417,678         -

Stock adjustment on PPW
 acquisition (Note 2)                 (45,310)           (45)      -            -                 -           (226,505)        -

Expense recognized for
 vested options                        -              -            -            -                 -             17,496         -

Stock issued for loan                   4,000              4       -            -                 -              2,183         -

Loss on valuation of
 marketable securities                 -              -            -            -               (435,188)       -              -

Net loss for the year ended
 March 31, 1999                        -              -            -            -                 -             -        (3,461,500)
                                    ---------   ------------      -------  -----------     -------------  ------------  -----------
Balance, March 31, 1999             3,174,286   $      3,174      244,953  $       245     $    (435,188) $  7,297,066  $(9,180,480)
                                    =========   ============      =======  ===========     =============  ============  ===========

        The accompanying notes are an integral part of these consolidated financial statements.




                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                       Consolidated Statements of Cash Flows

                                                                                    For the Years Ended
                                                                                         March 31,
                                                                                  1999             1998
                                                                          ------------------   -----------------
OPERATING ACTIVITIES
   Net loss                                                               $       (3,461,500)  $        (440,748)
   Adjustments to reconcile net loss to net cash
   (used) by operating activities, net of effect of
    mergers:
     Depreciation and amortization                                                   449,553              34,371
     Write-down of goodwill                                                        1,568,215             756,797
     Stock option and stock for services                                              19,683             441,315
     Gain on GVI settlement                                                           -               (1,699,682)
     Gain on sale of marketable securities                                            45,639              -
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                              (294,785)            (10,095)
     Decrease in inventory, real estate                                               -                  179,308
     (Increase) decrease in inventory merchandise                                    143,235             (30,763)
     Decrease in other assets                                                         97,103               7,754
     Increase (decrease) in accounts payable and other
      current liabilities                                                           (106,046)            355,969
     Increase in deferred revenue                                                     10,000              -
     Increase in reserve for discontinued operations                                  67,794              -
                                                                          ------------------   -----------------
       Net Cash (Used) by Operating Activities                                    (1,461,109)           (405,774)
                                                                          ------------------   -----------------
INVESTING ACTIVITIES

   Proceeds from sale of marketable securities                                       255,798              -
   Purchases of property and equipment                                              (309,006)            (50,925)
   Investment in land held for development                                            -                 (411,892)
                                                                          ------------------   -----------------
     Net Cash (Used) by Investing Activities                                         (53,208)           (462,817)
                                                                          ------------------   -----------------
FINANCING ACTIVITIES

   Net proceeds on line of credit                                                    367,845              -
   Marketable securities from merger of GVI                                           -                  622,182
   Loan to acquired company prior to acquisition                                      -                 (115,000)
   Cash from acquisition of subsidiary                                                -                    9,699
   Payments on long-term debt and capital lease obligations                         (680,294)            (45,317)
   Long-term borrowings                                                            1,794,070             333,840
   Issuance of common stock for cash                                                  60,000              30,000
                                                                          ------------------   -----------------
     Net Cash Provided by Financing Activities                                     1,541,621             835,404
                                                                          ------------------   -----------------
INCREASE (DECREASE) IN CASH                                                           27,304             (33,187)

CASH, BEGINNING OF YEAR                                                               14,663              47,850
                                                                          ------------------   -----------------
CASH, END OF YEAR                                                         $           41,967   $          14,663
                                                                          ==================   =================

        The accompanying notes are an integral part of these consolidated financial statements.


                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                  Consolidated Statements of Cash Flows (Continued)


                                                                                   For the Years Ended
                                                                                         March 31,
                                                                                 1999                      1998
                                                                         -----------------     -----------------
CASH PAID FOR
  Interest                                                               $         233,133     $         135,644
  Income taxes                                                           $          -          $          -

NON CASH FINANCING ACTIVITIES

  Common stock issued for services and options                           $          19,683     $         388,660


        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES

              a. Principles of Consolidation

              The accompanying consolidated financial statements include American Resources and Development Company and its subsidiaries, Fan-Tastic, Inc. (FTI), Pacific Printing and Embroidery L.L.C.
              (PPW) and Quade, Inc.

              b. Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              c. Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              d. Concentrations of Risk

              The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

              In the normal course of business, the Company extends credit to its customers.

              e. Inventories

              Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory consists of items available for resale.

              f. Property and Equipment

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

              g. Accounts Receivable

              Accounts receivable are shown net of the allowance for bad debts of $48,787 at March 31, 1999.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              h.  Financial Instruments

              Statement of Financial Accounting Standards No. 107, " Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

              The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

              Marketable securities represent 145,000 shares of free trading GVI stock valued at $157,500, and 1,015,000 shares of GVI stock pledged as collateral on notes payable valued at $857,938. Any change in market value from period to period will be reported as a separate component of stockholders' equity until realized.

              There was an unrealized loss of $435,188 in marketable securities at March 31, 1999 due to a $0.375 decline in GVI Company's recorded cost for GVI shares.

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

              j. Basic Loss Per Common Share

              Basic loss per common share is computed based on the weighted average number of common shares outstanding during the period. The common stock equivalents are antidilutive and, accordingly, are not used in the net loss per common share computation. Fully diluted loss per share is the same as the basic loss per share because of the antidilutive nature of common stock equivalents.

              Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were $(1.03) and ($1.07) for the years ended March 31, 1999 and 1998, respectively. Basic net (loss) income from discontinued operations per common share and diluted net loss from discontinued operations per common share was $(0.08) and $0.83, respectively. Weighted average common shares outstanding were 3,124,224 and 1,864,113 for the years ended March 31, 1999 and 1998, respectively.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              k. Revenue Recognition for Franchise Operations

              Franchise fees are recognized as revenue when all material services relating to the sale have been substantially performed by FTI. Material services relating to the franchise sale include assistance in the selection of a site and franchisee training. Revenue for contract screen printing, embroidery and product sales are recognized when the goods have been shipped.

              l. Goodwill

              The excess of the Company's acquisition cost over the fair value of the net assets of the FTI acquisition resulted in a write-down of goodwill of $756,797 for the year ended March 31, 1998. On March 31, 1998, the Company also recognized goodwill of $1,696,412 from the purchase of Pacific Print Works (aka Pacific Printing and Embroidery LLC). The Company amortized $128,198 of goodwill from the PPW acquisition in fiscal 1999. In the fourth quarter of fiscal 1999, the Company wrote-off its remaining goodwill from the PPW acquisition due to a permanent impairment, resulting in an additional expense of $1,568,215. The Company recognizes goodwill from the excess of the purchase price of its acquisitions over the fair value of the net assets acquired.

              The Company evaluates the recoverability of goodwill and reviews the amortization period on an annual basis. Several factors are used to evaluate goodwill, including but not limited to: management's plans for future operations, recent operating results and projected, undiscounted cash flows.

              m. Recent Accounting Pronouncements

              The Company adopted  Statement of Financial  Accounting  Standards
              (SFAS) No. 130, "Reporting Comprehensive Income" during the year ended March 31, 1999. SFAS No. 130 established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income (loss) for all years presented.

              n. Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              o.  Prior Period Reclassification

              Certain 1998 balances have been reclassified to conform to the presentation of the 1999 consolidated financial statements.

NOTE 2 -      MERGERS AND ACQUISITIONS

              Golf Ventures, Inc.

              In November 1997, Golf Ventures, Inc. merged with U.S. Golf Communities. U.S. Golf Communities is the controlling company in this merger and subsequent to the merger the combined company's name changed to Golf Communities of America (GCA). This merger resulted in a less than 20% American Resources' ownership in GVI. Therefore, subsequent to the merger, the Company's investment in GVI is reflected as an investment in accordance with Financial Accounting Standards Board Statement No. 121. Pro forma results of operations if the GVI merger would have occurred at the beginning of fiscal 1997 would have resulted in a decrease in net loss of $172,728 for the year ended March 31, 1998 and $0.83 per share.

              In connection with the Company's management services relating to the merger of GVI with U.S. Golf Communities and to settle all claims, and obligations with the Company, GVI issued 862,000 shares of its restricted common stock to the Company in July of 1998. A gain of $1,720,387, net of expenses, was recognized for the year ended March 31, 1998. This gain was recognized for fiscal 1998 because it related to prior year activities. The Company has a reserve for discontinued operations of $660,123 at March 31, 1999.

              Pacific Print and Embroidery, LLC (aka Pacific Print Works)

              In December 1997, the Company entered into a letter of intent for the purchase of a contract screen printing and embroidery company, Pacific Print Works (PPW). At March 31, 1998, $115,000 had been advanced to PPW in the form of a note receivable. In May 1998, the Company acquired over 80% of the outstanding shares of PPW. The merger is effective as of March 31, 1998 as the Board of Directors of PPW had agreed to transfer control of PPW effective March 31, 1998, except for restrictions based on significant changes to operations. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. Liabilities assumed in excess of assets acquired was $629,252 and 213,472 shares of the Company's common stock were issued to PPW shareholders with a guaranteed share value of $5.00 resulting in goodwill of $1,686,411. Depending on PPW's performance over the next three years, additional shares of the Company's common stock will be issued for this acquisition if minimum earnings levels are met.

              Fiscal  Earnings Before Income Taxes       Common Shares Issuable
              Year     Low               High             Minimum     Maximum

              1999   $ 179,480      $   538,200           28,754       86,261
              2000     269,020          807,300           28,754       86,261
              2001     357,900        1,073,700           28,754       86,261

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

              Pacific Print and Embroidery, LLC (aka Pacific Print Works) (Continued)

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

              The pro forma condensed combined statements of operations for the year ended March 31, 1998 was prepared using the historical statements of operations of the Company and PPW.

              The pro forma condensed combined financial information was included for comparative purposes only and does not purport to be indicative of the results of operations that actually would have been obtained if the merger had been effected at the dates indicated or results of operations that may be obtained in the future.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                   American Resources and Development Company
            Consolidated Pro Forma Combined Statements of Operations
                                 March 31, 1998

                                                               American                           Pro Forma
                                                               Resources           PPW           Adjustments        Combined
                                                               ---------           ---           -----------        --------
              SALES
                Sales - screenprinting and embroidery       $      -         $   2,389,970     $      -         $    2,389,970
                Sales - merchandise and franchise fees          1,093,110           -                 -              1,093,110
                                                            -------------    -------------     -------------    --------------
                        Total Sales                             1,093,110        2,389,970            -              3,483,080
                                                            -------------    -------------     -------------    --------------
              COST OF SALES

                Cost of sales - screenprinting and embroidery      -             1,784,167            -              1,784,167
                Cost of sales - merchandise                       774,405           -                 -                774,405
                                                            -------------    -------------     -------------    --------------
                        Total Cost of Sales                       774,405        1,784,167            -              2,558,572
                                                            -------------    -------------     -------------    --------------
                        Gross Profit                              318,705          605,803            -                924,508
                                                            -------------    -------------     -------------    --------------
              EXPENSES

                 General and administrative expenses            1,447,285          771,624           121,229         2,340,138
                 Writedown of goodwill                            756,797           -                 -                756,797
                 Sales and marketing expenses                      93,175           -                 -                 93,175
                 Depreciation                                      31,814          194,523            -                226,337
                                                            -------------    -------------     -------------    --------------
                        Total Expenses                          2,329,071          966,147           121,229         3,416,447
                                                            -------------    -------------     -------------    --------------
              Loss From Operations                             (2,010,366)        (360,344)         (121,229)       (2,491,939)
                                                            -------------    -------------     -------------    --------------
              Other Income and (Expenses)

                 Other income                                      15,387            1,847            -                 17,234
                 Interest revenue                                       5           -                 -                      5
                 Gain on sale of assets                           139,906           -                 -                139,906
                 Interest expense                                (133,339)        (183,385)           -               (316,724)
                                                            -------------    -------------     -------------    --------------
                   Total Other Income and (Expenses)               21,959         (181,538)           -               (159,579)
                                                            -------------    -------------     -------------    --------------
              LOSS BEFORE INCOME TAXES AND
               DISCONTINUED OPERATIONS

                 Loss from operations of GVI, FCC                (172,728)          -                 -               (172,728)
                 Gain on disposal of GVI, FCC                   1,720,387           -                 -              1,720,387
                                                            -------------    -------------     -------------    --------------
                   Total Discontinued Operations                1,547,659           -                 -              1,547,659
                                                            -------------    -------------     -------------    --------------
              INCOME TAXES                                         -                -                 -                 -
                                                            -------------    -------------     -------------    --------------
              Net Loss                                      $    (440,748)   $    (541,882)    $    (121,229)   $   (1,103,859)
                                                            =============    =============     =============    ==============
              Loss Per Share                                $       (0.57)   $       (2.07)    $      -         $        (0.80)
                                                            =============    =============     =============    ==============


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


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

              On March 17, 1998, the Company signed a Letter of Intent to acquire one hundred percent (100%) of the outstanding common stock of Quade, Inc. On July 23, 1998, the Company completed its purchase of Quade by issuing 213,333 shares of its common stock and by loaning Quade $115,000, of which $40,000 had been loaned by June 30, 1998. These shares include 32,000 shares that have a guarantee of $5.00 per share based on the average asking price of the Company's common stock for the six months ended March 31, 1999. The Company also guaranteed a note payable of Quade, Inc. to its former partner, with a discounted value of $613,384 and issued 25,000 shares of common stock to Quade's former partner. Depending on Quade's performance over the next three years, additional shares of the Company's common stock will be issued for this acquisition if minimum earnings levels are met as follows:


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

              The following tables set forth certain unaudited pro forma condensed combined financial information for the Company and Quade, Inc. accounted for under the purchase method of accounting.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

              Effective October 8, 1998, the Company and Jordache Enterprises, through its affiliate, Iron Will, Inc. ("Iron Will") formed a joint venture company, U.S. Polo Association, Ltd. (US Polo), to hold the master license granted by the US Polo Association and to perform all licensing activities relating to the US Polo Association licenses and trademarks for the United States and Canada. The Company and Iron Will each own 50% of US Polo and management and the Board of Directors for US Polo is shared equally by the Company and Iron Will. For its ownership in US Polo, the Company contributed, through Quade, Inc., all assets and liabilities relating to the business of the licensing of US Polo including the master license and sublicense agreements in the US Polo name and trademarks. Iron Will contributed $900,000. US Polo used $613,384 of the $900,000 equity contribution to pay the note payable to the former partner of Quade, Inc. The Company's investment in this joint venture is accounted for under the equity method of accounting. The Company's share of losses from this joint venture for the year ended March 31, 1999 were $127,268.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998

NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                      American Resources and Development Company
                               Consolidated Unaudited Pro Forma Combined Balance Sheets
                                                    March 31, 1998

                                             American                                Pro Forma
                                            Resources             Quade             Adjustments         Combined
                                          ----------------    ---------------     ---------------    ----------------
              CURRENT ASSETS
              Cash                        $         14,663    $        -          $        -         $         14,663
              Marketable Securities                622,182             -                   -                  622,182
              Accounts receivable                  221,875             -                   -                  221,875
              Inventory, merchandise               437,003             23,456              -                  460,459
              Notes receivable                      -                  -                   -                   -
              Prepaid and other current
                assets                              44,882            109,779              -                  154,661
                                          ----------------    ---------------     ---------------    ----------------
                   Total Current Assets          1,340,605            133,235              -                1,473,840
                                          ----------------    ---------------     ---------------    ----------------
              PROPERTY AND
               EQUIPMENT

              Furniture, fixtures and
                equipment                          383,638             -                   -                  383,638
              Leased equipment                     859,185             -                   -                  859,185
                                          ----------------    ---------------     ---------------    ----------------
              Total depreciable assets           1,242,823             -                   -                1,242,823
              Less: accumulated
                depreciation                      (118,889)            -                   -                 (118,889)
                                          ----------------    ---------------     ---------------    ----------------
              Net Property and
               Equipment                         1,123,934             -                   -                1,123,934
                                          ----------------    ---------------     ---------------    ----------------
              OTHER ASSETS

              Royalties receivable                  -                 120,000              -                  120,000
              Investments                        1,077,500             -                   -                1,077,500
              Intangible assets                  1,826,492             -                  989,129           2,815,621
              Deposit                               68,104             -                   -                   68,104
                                          ----------------    ---------------     ---------------    ----------------
                   Total Other Assets            2,972,096            120,000             989,129           4,081,225
                                          ----------------    ---------------     ---------------    ----------------
                   TOTAL ASSETS           $      5,436,635    $       253,235     $       989,129    $      6,678,999
                                          ================    ===============     ===============    ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998

NOTE 2- MERGERS AND ACQUISITIONS (Continued)

                                          American Resources and Development Company
                                   Consolidated Unaudited Pro Forma Combined Balance Sheets
                                                        March 31, 1998

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
                                                     =============     =============    =============     =============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                   American Resources and Development Company
       Consolidated Unaudited Pro Forma Combined Statements of Operations
                                 March 31, 1998

                                                               American                           Pro Forma
                                                               Resources        Quade            Adjustments        Combined
                                                            -------------    -------------     -------------    --------------
              SALES                                         $   1,093,110    $     206,391     $      -         $    1,299,501

              COST OF SALES                                       774,405          219,618            -                994,023
                                                            -------------    -------------     -------------    --------------
                        Gross Profit (Loss)                       318,705          (13,227)           -                305,478
                                                            -------------    -------------     -------------    --------------
              EXPENSES

                 General and administrative expenses            1,447,285          535,841            -              1,983,126
                 Writedown of goodwill                            756,797           -                 -                756,797
                 Sales and marketing expenses                      93,175           -                 -                 93,175
                 Depreciation and amortization                     31,814           -                 72,831           104,643
                                                            -------------    -------------     -------------    --------------
                        Total Expenses                          2,329,071          535,841            72,831         2,937,741
                                                            -------------    -------------     -------------    --------------
              Loss From Operations                             (2,010,366)        (549,068)          (72,831)       (2,632,265)
                                                            -------------    -------------     -------------    --------------
              Other Income and (Expenses)

                 Other income                                      15,387           -                 -                 15,387
                 Interest revenue                                       5           -                 -                      5
                 Gain on sale of assets                           139,906           -                 -                139,906
                 Interest expense                                (133,339)         (41,660)           -               (174,999)
                                                            -------------    -------------     -------------    --------------
                   Total Other Income and Expenses                 21,959          (41,660)           -                (19,701)
                                                            -------------    -------------     -------------    --------------
              LOSS BEFORE INCOME TAXES AND
               DISCONTINUED OPERATIONS

                 Loss from operations of GVI, FCC                (172,728)          -                 -               (172,728)
                 Gain on disposal of GVI, FCC                   1,720,387           -                 -              1,720,387
                                                            -------------    -------------     -------------    --------------
                   Total Discontinued Operations                1,547,659           -                 -              1,547,659
                                                            -------------    -------------     -------------    --------------
              INCOME TAXES                                         -                -                 -                 -
                                                            -------------    -------------     -------------    --------------
              Net Loss                                      $    (440,748)   $    (590,728)    $     (72,831)   $   (1,104,307)
                                                            =============    =============     =============    ==============

              Loss Per Share                                $       (0.24)   $       (0.35)    $      -         $        (0.59)
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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998



NOTE 3 -      LINE OF CREDIT

              In November 1998, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1.4 million of receivables, net of a 15% collection reserve. The Company is charged .065% daily for all receivables sold and uncollected under this financing agreement. At March 31, 1999, the Company had a payable of $367,845 for net funds advanced from this accounts receivable line of credit. The Company received $1,163,873 from the sale of receivables for the year ended March 31, 1999 and recognized $24,560 in interest expense from the discount of selling these receivables.

 NOTE 4 -     NOTES PAYABLE

              Notes payable are comprised of the following:
                                                                                                    March 31,
                                                                                                     1999
                                                                                               -----------------
              Note payable, unsecured, bearing interest at 12%, payable
               in monthly installments of $7,000, including interest.  Due on
               demand.                                                                         $          26,210

              Convertible subordinated debentures, originally due June 30, 1996 bearing interest at 12% per annum.  Interest payable
               quarterly.                                                                                187,000

              Trade drafts  payable,  secured  with  inventory,  payable in five monthly installments beginning April 1999, with payments from
               $10,904 to $2,030 per month.                                                               34,684

              Notes payable to a shareholder of PPW.  Interest rates
               average 10%, due on demand, unsecured.                                                    291,819

              Notes payable with three vendors with interest rates averaging
               12%; partially secured by equipment, due in 2000.                                          49,429

              Note payable to business partner in U.S. Polo Association, Ltd.
               Interest is payable quarterly at the prime rate as published by
               the Wall Street Journal plus 1% per annum.   Note was canceled
               in June 1999 with the sale of U.S. Polo Association to business
               partner.                                                                                1,000,000
                                                                                               -----------------
              Subtotal                                                                                 1,589,142

              Less current portion                                                                      (587,323)
                                                                                               -----------------
              Long-term portion                                                                $       1,001,819
                                                                                               =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 4 -      NOTES PAYABLE (Continued)

              Maturities of long-term debt are as follows:
                                            March 31, 2000                                     $         587,323
                                            March 31, 2001                                               501,819
                                            March 31, 2002                                               250,000
                                            March 31, 2003                                               250,000
                                                                                               -----------------
                                                                                               $       1,589,142
                                                                                               =================
NOTE 5 -      NOTES PAYABLE, RELATED PARTIES

                                                                                                   March 31,
                                                                                                     1999
                                                                                               -----------------
              Note payable to Miltex  Industries,  secured by 700,000  shares of
               GVI and 600,000 shares of the Company's common stock. Interest at
               15% with monthly principal and interest payments
               of $11,000 with a final balloon payment September 2000.                         $         728,162

              Note payable to a shareholder, secured by GVI stock.  Interest payable monthly at 13.5% with interest and principal payments
               of $5,000 per month.  Due September 2000.                                                 327,497

              Notes payable to shareholders (includes officers
               and directors of the Company).  Interest rates average 10.5%.
               Unsecured, due on demand, but not expected to be repaid
               until 2003.                                                                               386,593
                                                                                               -----------------
                                            Subtotal                                                   1,442,252

                                            Less current portion                                         (47,104)
                                                                                               -----------------
                                            Long-term portion                                  $       1,395,148
                                                                                               =================
              Maturities of notes payable, related parties are as follows:

                                            March 31, 2000                                     $          47,104
                                            March 31, 2001                                             1,008,555
                                            March 31, 2002                                               386,593
                                                                                               -----------------
                                                                                               $       1,442,252
                                                                                               =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 6 -      CAPITAL LEASES

              Property and equipment  payments  under capital leases as of March
              31, 1999 is summarized as follows:
                                   Year End
                                   March 31,
                                   2000                                                        $         357,482
                                   2001                                                                  318,944
                                   2002                                                                  158,568
                                   2003                                                                   61,669
                                   2004                                                                   33,381
                                                                                               -----------------
              Total minimum lease payments                                                               930,044
              Less interest and taxes                                                                   (152,517)
                                                                                               -----------------
              Present value of net minimum lease payments                                                777,527
              Less current portion                                                                      (282,497)
                                                                                               -----------------
              Long-term portion of capital lease obligations                                   $         495,030
                                                                                               =================

              The Company recorded depreciation expense of $196,606 for the year ended March 31, 1999.

NOTE 7 -      INCOME TAXES

              The Company had net operating loss carry-forwards available to offset future taxable income. The Company has net operating loss carry-forwards of approximately $7,500,000 to offset future tax liabilities. The loss carry-forwards will begin to expire in 2014.

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

              SERIES B:

              At March 31, 1999, there are 94,953 shares of series B preferred stock issued and outstanding. The holders of these series B preferred shares are entitled to an annual cumulative cash dividend of not less than sixty cents per share. At March 31, 1999, there is a total of $352,589 of accrued and unpaid dividends related to the series B preferred stock which have been included in the accompanying consolidated financial statements. These series B preferred shares were convertible into shares of the Company's common stock which conversion option expired March 31, 1995.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 9 -      COMMON STOCK ISSUED BUT NOT OUTSTANDING

              The Company has issued 160,820 shares of common stock which had been offered to the holders of the Series B preferred stock and the debentures. The shares have not been accepted by the holders of those investments as of the date of the consolidated financial statements. Additionally, the Company has issued 600,000 shares of common stock as collateral for the note payable to Banque SCS (Note 5).

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 10 -      STOCK OPTIONS (Continued)

               On January 22, 1999, the Company granted options to a consultant to purchase up to 160,000 shares of the Company's common stock. The consultant is to provide various investor and public relations services through January 21, 2000 and the Company is recognizing an expense of $6,000 over the term of the services based upon the value of the options as calculated from an option pricing model. The options expire in December 31, 2001, are not transferrable and are exercisable at any time at the following rates:

                     40,000 shares at $0.50 per share; 40,000 shares at $1.00 per share; 40,000 shares at $2.00 per share; 40,000 shares at $3.00 per share.

               For the pro forma disclosures, the options' estimated fair value was amortized over their expected ten-year life. The fair value for these options was estimated at the date of grant using an option pricing model which was designed to estimate the fair value of options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted-average assumptions were used to estimate the fair value of these options:
                                                                     March 31,
                                                                       1999
                                                                     ---------
                     Expected dividend yield                            0%
                     Expected stock price volatility                   70%
                     Risk-free interest rate                          6.5%
                     Expected life of options (in years)               10

NOTE 11 -     COMMITMENTS AND CONTINGENCIES

              Office Lease

              The Company leases office and warehouse space in Salt Lake City, Utah and Portland, Oregon and leases space for retail stores in various locations. Lease commitments for the years ended March 31, 2000 through March 31, 2003 are $269,526, $270,198, $224,391, and
              $34,698, respectively.

              Legal Proceedings

              The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


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

NOTE 13 -     BUSINESS SEGMENTS

              Effective March 31, 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Prior period amounts have been restated to conform to the requirements of this statement. The Company conducts its operations principally in the contract screen printing and embroidery industry with Pacific Print works, Inc. and the retail franchise industry with Fan-Tastic, Inc.

              Certain financial information concerning the Company's operations in different industries is as follows:

                                                 For the
                                                Years Ended               Pacific                          Corporate
                                                 March 31,              Print Works       Fan-Tastic      Unallocated
                                                 ---------              -----------      -----------     -------------
              Net sales                           1999                  $ 3,223,417      $   773,322
                                                  1998                                     1,093,110

              Operating loss applicable to
               industry segment                   1999                      307,406          355,182
                                                  1998                                       392,069

              General corporate expenses
               not allocated to industry
               segments                           1998                                                    $    411,890
                                                  1999                                                         861,500

              Writedown of goodwill               1999                                                      (1,568,215)
                                                  1998                                                        (756,797)

              Interest expense                    1999                     (269,949)         (60,442)         (229,944)
                                                  1998                                       (61,568)          (71,771)

              Other income (expenses)
               including interest and gain
               on sale of securities              1999                      (34,493)          29,167             5,144
                                                  1998                                        34,480           120,818

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 13 -     BUSINESS SEGMENTS (Continued)

                                                 For the
                                                Years Ended               Pacific                          Corporate
                                                 March 31,              Print Works       Fan-Tastic      Unallocated
                                                 ---------              -----------      -----------     -------------
              Loss from discontinued
               operations                         1999                                                     $  (252,972)
                                                  1998                                                        (172,728)

              Assets                              1999                  $ 1,098,406      $   197,186         1,999,942

              Depreciation and
               amortization                       1999                      261,925           34,180           153,448
                                                  1998                                        28,398             5,973
              Property and equipment
               acquisitions                       1999                      301,400            7,606

NOTE 14 -     NET ASSETS OF DISCONTINUED OPERATIONS

              In March 1999, the Company's Board of Directors made a decision to sell its 50% ownership in U.S. Polo to Iron Will. In June 1999, the Company closed its sale of U.S. Polo ownership to Iron Will. For its sale of U.S. Polo, the Company received the cancellation of $1,000,000 in debt from Jordache Enterprises (see Note 4), the cancellation of $13,185 in interest and cash of $221,470. In addition, the Company could receive up to another $103,942 upon the collection of U.S. Polo royalties earned through May 31, 1999.

              The results of operations of Quade, Inc. and U.S. Polo for the year ended March 31, 1999 has generated a loss of $252,972 on sales of $232,712. The net assets of the discontinued operations at March 31, 1999 are included in the consolidated balance sheet as a single amount of $282,508 which consists primarily of receivables, inventories, accounts payable and the Company's investment accounted for under the equity method in U.S. Polo. A gain on the disposal of U.S. Polo will be recognized in the first quarter of the year ending March 31, 2000. No income tax benefit or expense has been attributed to the disposal of U.S. Polo.

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

                                      AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                      ------------------------------------------
                                                                    (Registrant)



                                      By: /s/  Timothy M. Papenfuss
                                         -----------------------------
                                         Timothy M. Papenfuss



Dated: July 7, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                      Title                           Date
      ---------                      -----                           ----


/s/ B. Willes Papenfuss
--------------------------     President, Chief Executive        July 7, 1999
    B. Willes Papenfuss        Officer and Director
                               (Principal Executive
                               Officer)


/s/ Timothy M. Papenfuss
--------------------------     Secretary / Treasurer and         July 7, 1999
 Timothy M. Papenfuss          Director (Chief Financial
                               Officer, Chief Accounting
                               Officer and Controller)