Form 10QSB
period 1999-06-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1999-08-16
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly  Report  Under  Section 13  or  15(d) of the
         Securities Exchange Act of 1934


         For the quarterly period ended June 30, 1999;

                                       or

[ ]      Transition Report  Under  Section 13 or  15(d) of  the
         Securities  Exchange Act of 1934

         For transition period from ________________ to _________________

                         Commission file number 0-18865
                                ----------------

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
             (Exact name of registrant as specified in its charter)

                                ----------------
                   UTAH                                   87-0401400
      (State or other jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

                                 ---------------

                     2035 N.E. 181st Gresham, OR         97230
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (503) 492-1500

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


     As of August 11, 1999, the Registrant had outstanding 3,600,953 shares of Common Stock.


           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Part I     Financial Information

Item 1:    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June  30, 1999 and
 March 31, 1999................................................................1


Condensed Consolidated Statements of Operations - Three months ended
 June 30, 1999 and 1998..............................................3


Statements of Stockholders' Equity.............................................5


Condensed Consolidated Statements of Cash Flows - Three Months Ended
 June 30, 1999 and 1998....................................................7

Notes to Condensed Consolidated Financial Statements - June 30, 1999.......9


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

Item 4.    Submission of Matters to a Vote of Security Holders................19

Item 5.    Other Information .................................................19

Item 6.    Exhibits and Reports on Form 8-K...................................19



                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                            Consolidated Balance Sheet


                                                      ASSETS

                                                                                 June 30,           March 31,
                                                                                  1999               1999
CURRENT ASSETS
   Cash and cash equivalents                                               $           87,475  $          41,967
   Accounts receivable, net (Note 1)                                                  391,521            516,660
   Inventory (Note 1)                                                                 283,771            293,768
   Prepaid and other current assets                                                    25,115             15,400
   Marketable securities (Note 1)                                                      27,187            157,500
                                                                           ------------------  -----------------

     Total Current Assets                                                             815,069          1,025,295
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (NOTE 1)

   Furniture, fixtures and equipment                                                  409,128            395,253
   Capital leases                                                                   1,083,340          1,090,032
                                                                           ------------------  -----------------

     Total depreciable assets                                                       1,492,468          1,485,285
     Less: accumulated depreciation                                                  (412,213)          (355,492)
                                                                           ------------------  -----------------

     Net Property and Equipment                                                     1,080,255          1,129,793
                                                                           ------------------  -----------------

OTHER ASSETS

   Marketable securities (Note 1)                                                     190,407            857,938
   Net assets of discontinued operations (Note 14)                                     -                 282,508
                                                                           ------------------  -----------------

   Total Other Assets                                                                 190,407          1,140,446
                                                                           ------------------  -----------------

   TOTAL ASSETS                                                            $        2,085,731  $       3,295,534
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                       Consolidated Balance Sheet (Continued)


                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                June 30,            March 31,
                                                                                 1999                1999
CURRENT LIABILITIES
   Accounts payable                                                        $          399,350  $         366,028
   Accrued expenses and other current liabilities                                     461,410            397,800
   Line of credit (Note 3)                                                            255,544            367,845
   Current portion of notes payable (Note 4)                                          302,445            587,323
   Current portion of notes payable, related parties (Note 5)                          47,104             47,104
   Current portion of capital lease obligations (Note 6)                              280,592            282,497
                                                                           ------------------  -----------------

   Total Current Liabilities                                                        1,746,445          2,048,597
                                                                           ------------------  -----------------

LONG-TERM DEBT

   Deferred revenue                                                                    10,000             10,000
   Reserve for discontinued operations (Note 2)                                       676,458            660,123
   Notes payable (Note 4)                                                             231,027          1,001,819
   Notes payable, related parties (Note 5)                                          1,350,423          1,395,148
   Capital lease obligations (Note 6)                                                 427,442            495,030
                                                                           ------------------  -----------------

     Total Long-Term Debt                                                           2,695,350          3,562,120
                                                                           ------------------  -----------------

     Total Liabilities                                                              4,441,795          5,610,717
                                                                           ------------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                              245                245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 4,361,773
    shares issued and  3,600,953 outstanding.  (Note 9)                                 3,600              3,174
   Other comprehensive losses                                                      (1,233,032)          (435,188)
   Additional paid-in capital                                                       7,441,814          7,297,066
   Accumulated deficit                                                             (8,558,690)        (9,180,480)
                                                                           ------------------  -----------------

      Total Stockholders' Equity (Deficit)                                         (2,356,063)        (2,315,183)
                                                                           ------------------  -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                            $        2,085,731  $       3,295,534
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.


                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Statements of Operations


                                                                               For the Three Months Ended
                                                                                         June 30,
                                                                               1999                 1998

INCOME
   Sales                                                                  $        1,128,088   $         809,034
   Cost of sales                                                                     835,348             637,555
                                                                          ------------------   -----------------

     Gross Profit                                                                    292,740             171,479
                                                                          ------------------   -----------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Depreciation and amortization                                                       9,012              44,945
   General expenses                                                                  337,330             474,545
                                                                          ------------------   -----------------

     Total General and Administrative Expenses                                       346,342             519,490
                                                                          ------------------   -----------------

LOSS FROM OPERATIONS                                                                 (53,602)           (348,011)
                                                                          ------------------   -----------------

OTHER INCOME AND (EXPENSES)

   Other income                                                                        3,979              24,112
   Gain on sale of assets                                                             -                   19,405
   Interest expense                                                                 (146,105)           (107,042)
                                                                          ------------------   -----------------

     Total Other Income and (Expenses)                                              (142,126)            (63,525)
                                                                          ------------------   -----------------

LOSS BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS                                                          (195,728)           (411,536)
                                                                          ------------------   -----------------

DISCONTINUED OPERATIONS

Gain from sale of USPA                                                               813,389              -
Loss from operations of USPA                                                          (5,871)             -
                                                                          ------------------   -----------------

TOTAL DISCONTINUED OPERATIONS                                                        807,518              -
                                                                          ------------------   -----------------

INCOME TAXES                                                                          -                   -
                                                                          ------------------   -----------------

NET INCOME (LOSS)                                                                    611,790            (411,536)
                                                                          ------------------   -----------------

OTHER COMPREHENSIVE GAIN (LOSS)

   Gain (loss) on valuation of marketable securities                                (797,844)            471,655
                                                                          ------------------   -----------------

     Total Other Comprehensive gain (loss)                                          (797,844)            471,655
                                                                          ------------------   -----------------

NET COMPREHENSIVE GAIN (LOSS)                                             $         (186,054)  $          60,119
                                                                          ==================   =================

        The accompanying notes are an integral part of these consolidated financial statements.


                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                  Consolidated Statements of Operations (Continued)


                                                                                 For the Three Months Ended
                                                                                         June 30,
                                                                               1999                 1998

BASIC LOSS PER SHARE OF COMMON
  STOCK-CONTINUING OPERATIONS                                             $            (0.06)  $           (0.14)
                                                                          ==================   =================

BASIC INCOME PER SHARE OF COMMON STOCK -
DISCONTINUED OPERATIONS                                                   $             0.19   $           (0.00)
                                                                          ==================   =================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                      3,219,596           2,949,834
                                                                          ==================   =================

        The accompanying notes are an integral part of these consolidated financial statements.


                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                              Consolidated Statements of Stockholders' Equity (Deficit)
                                               June 30, 1999 and 1998



                                                                                           Other          Additional
                                         Common Stock               Preferred Stock   Comprehensive         Paid-In     Accumulated
                                     Shares        Amount       Shares       Amount         Loss             Capital      Deficit
                                    ---------   ------------  -----------  -----------  ------------      ------------  ------------
Balance, March 31, 1997             1,835,486   $      1,835      252,220  $       252  $     -           $ 13,021,721  $(9,966,100)

Stock issuance of a subsidiary
 for payment of interest               -              -            -            -             -                143,166       -

Preferred B stock conversion
 into common stock                     11,995             12       (7,267)          (7)       -                 -            -

Common stock issued for
 services                             399,000            399       -            -             -                388,261       -

Expense recognized for
 vested stock options                  -              -            -            -             -                 52,498       -

Eliminate GVI equity for
 merger with U.S. Golf
 Communities (Note 2)                  -              -            -            -             -             (8,406,498)   4,687,868

Stock issued for cash                  24,000             24       -            -             -                 29,976       -

Stock issued for PPW
 acquisition (Note 2)                 258,782            259       -            -             -              1,293,651       -

Stock issued to FTI
 shareholders (Note 2)                400,000            400       -            -             -                499,600       -

Stock options issued to FTI
 shareholders                          -              -            -            -             -                  3,885       -

Net loss for the year ended
 March 31, 1998                        -              -            -            -             -                 -          (440,748)
                                    ---------   ------------  -----------  -----------  ------------      ------------  ------------

Balance, March 31, 1998             2,929,263   $      2,929      244,953  $       245  $     -           $  7,026,260  $(5,718,980)
                                    ---------   ------------  -----------  -----------  ------------      ------------  ------------

        The accompanying notes are an integral part of these consolidated financial statements.



                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
           Consolidated Statements of Stockholders' Equity (Continued)
                             June 30, 1999 and 1998



                                                                                           Other          Additional
                                         Common Stock               Preferred Stock   Comprehensive         Paid-In     Accumulated
                                     Shares        Amount       Shares       Amount         Loss             Capital      Deficit
                                    ---------   ------------  -----------  -----------  ------------      ------------  ------------
Balance, March 31, 1998             2,929,263   $      2,929      244,953  $       245  $    -            $  7,026,260  $(5,718,980)

Stock issued for cash                  48,000             48       -            -            -                  59,954       -

Stock issued for Quade
 acquisition (Note 2)                 238,333            238       -            -            -                 417,678       -

Stock adjustment on PPW
 acquisition (Note 2)                 (45,310)           (45)      -            -            -                (226,505)      -

Expense recognized for
 vested options                        -              -            -            -            -                  17,496       -

Stock issued for loan                   4,000              4       -            -            -                   2,183       -

Loss on valuation of
 marketable securities                 -              -            -            -          (435,188)            -            -

Net loss for the year ended
 March 31, 1999                        -              -            -            -            -                  -        (3,461,500)
                                    ---------   ------------  -----------  -----------  ------------      ------------  ------------

Balance, March 31, 1999             3,174,286          3,174      244,953          245     (435,188)         7,297,066   (9,180,480)

Loss on valuation of
 marketable securities                 -              -            -            -          (797,844)            -            -

Expense recognized for
 vested options                        -              -            -            -            -                   4,374       -

Stock issued for Quade
 acquisition (Note 2)                 426,667            426       -            -            -                 140,374       -

Net income for the period
 ended June 30, 1999                   -              -            -            -            -                  -           621,790
                                    ---------   ------------  -----------  -----------  ------------      ------------  ------------

Balance, June 30, 1999              3,600,953   $      3,600      244,953  $       245  $(1,233,032)      $  7,441,814  $(8,558,690)
                                    =========   ============  ===========  ===========  ============      ============  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                      AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Statements of Cash Flows


                                                                                        June 30,
                                                                               1999                  1998
OPERATING ACTIVITIES
   Net income (loss)                                                     $         611,790     $        (411,536)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Gain on sale of USPA, Ltd.                                                   (813,389)               -
     Depreciation and amortization                                                  72,012               104,945
     Common sock issued for services                                                 4,374                -
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                                                9,997                74,016
     (Increase) decrease in accounts receivable                                    125,139              (117,169)
     Increase (decrease) in other current assets                                    (9,715)                8,254
     Increase (decrease) in accounts payable and
      other current liabilities                                                     96,932               (53,149)
                                                                         -----------------     -----------------

         Net Cash Provided (Used) by Operating Activities                           97,140              (394,639)
                                                                         -----------------     -----------------

INVESTING ACTIVITIES

   Proceeds from sale of USPA, Ltd.                                                221,470                -
   Purchases of property and equipment                                              -                    (37,854)
   Sale of marketable securities, net of gain                                       -                    121,705
                                                                         -----------------     -----------------

         Net Cash Provided (Used) by Investing Activities                          221,470                83,851
                                                                         -----------------     -----------------

FINANCING ACTIVITIES

   Payments on notes payable and capital lease obligations                        (160,801)              (57,759)
   Proceeds from notes payable                                                      -                    325,533
   Common stock issued for cash                                                     -                     45,000
   Net payments on factoring line of credit                                       (112,301)               -
                                                                         -----------------     -----------------

         Net Cash Provided (Used) by Financing Activities                         (273,102)              312,774
                                                                         -----------------     -----------------

INCREASE (DECREASE) IN CASH                                                         45,508                 1,986

CASH, BEGINNING OF PERIOD                                                           41,967                14,663
                                                                         -----------------     -----------------

CASH, END OF PERIOD                                                      $          87,475     $          16,649
                                                                         =================     =================

        The accompanying notes are an integral part of these consolidated financial statements.


                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                 Consolidated Statements of Cash Flows (Continued)


                                                                                       June 30,
                                                                               1999                  1998
CASH PAID FOR
   Interest                                                              $         108,045     $          99,824
   Income taxes                                                          $          -          $          -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                                      $          -          $          30,000
   Equipment purchased through capital
     lease obligation                                                    $          -          $         144,312

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

               a.  Quarterly Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 1998 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

               e.  Concentrations of Risk

               The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at time, may exceed federally insured limits.

               In the normal course of business, the Company extends credit to its customers.

               f.  Inventories

               Inventories are stated at the lower of cost or market using the first-in, first-out method.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

               Marketable securities represent 145,000 shares of free trading GVI stock valued at $27,187 and 1,015,000 shares of GVI stock pledged as collateral on notes payable valued at $190,407. Any change in market value from period to period will be reported as a separate component of stockholders' equity until realized.

               There  was  an  unrealized   loss  of  $1,233,032  in  marketable
               securities at June 30, 1999 due to a $1.063 decline in the Company's recorded cost per GVI share.

               i.  Income Taxes

               Income taxes consist of Federal Income and State Franchise taxes. The Company has elected a March 31 fiscal year end for both book and income tax purposes.

               The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No.
               109), "Accounting for Income Taxes," which requires the asset and liability method of accounting for tax deferrals.

               j.  Basic Loss Per Common Share

               Basic los per common share is computed based on the weighted average number of common shares outstanding during the period. The common stock equivalents are antidilutive and, accordingly, are not used in the net loss per common share computation. Fully diluted loss per share is the same as the basic loss per share because of the antidilutive nature of common stock equivalents.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

               j.  Basic Loss Per Common Share (Continued)

               Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were (0.06) and (0.14) for the quarters ended June 30, 1999 an 1998, respectively. Basic net income from discontinued operations per common share was $0.19 and $0.00, respectively. Weighted average common shares outstanding were 3,219,596 and 2,949,834 for the quarters ended June 30, 1999 and 1998, respectively.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


NOTE 2 -       MERGERS AND ACQUISITION (Continued)

               Pacific Print and Embroidery, LLC (aka Pacific Print Works) (Continued)

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                   American Resources and Development Company
            Consolidated Pro Forma Combined Statements of Operations
                                 March 31, 1998

                                                               American                           Pro Forma
                                                               Resources           PPW           Adjustments        Combined
                                                            -------------    -------------     -------------    --------------
              SALES
                Sales - screenprinting and embroidery       $      -         $   2,389,970     $      -         $    2,389,970
                Sales - merchandise and franchise fees          1,093,110           -                 -              1,093,110
                                                            -------------    -------------     -------------    --------------

                        Total Sales                             1,093,110        2,389,970            -              3,483,080
                                                            -------------    -------------     -------------    --------------

              COST OF SALES

                Cost of sales - screenprinting and embroidery      -             1,784,167            -              1,784,167
                Cost of sales - merchandise                       774,405           -                 -                774,405
                                                            -------------    -------------     -------------    --------------

                        Total Cost of Sales                       774,405        1,784,167            -              2,558,572
                                                            -------------    -------------     -------------    --------------

                        Gross Profit                              318,705          605,803            -                924,508
                                                            -------------    -------------     -------------    --------------

              EXPENSES

                 General and administrative expenses            1,447,285          771,624           121,229         2,340,138
                 Writedown of goodwill                            756,797           -                 -                756,797
                 Sales and marketing expenses                      93,175           -                 -                 93,175
                 Depreciation                                      31,814          194,523            -                226,337
                                                            -------------    -------------     -------------    --------------

                        Total Expenses                          2,329,071          966,147           121,229         3,416,447
                                                            -------------    -------------     -------------    --------------

              Loss From Operations                             (2,010,366)        (360,344)         (121,229)       (2,491,939)
                                                            -------------    -------------     -------------    --------------

              Other Income and (Expenses)

                 Other income                                      15,387            1,847            -                 17,234
                 Interest revenue                                       5           -                 -                      5
                 Gain on sale of assets                           139,906           -                 -                139,906
                 Interest expense                                (133,339)        (183,385)           -               (316,724)
                                                            -------------    -------------     -------------    --------------

                   Total Other Income and (Expenses)               21,959         (181,538)           -               (159,579)
                                                            --------------   ---------------   --------------------------------

              LOSS BEFORE INCOME TAXES AND
               DISCONTINUED OPERATIONS

                 Loss from operations of GVI, FCC                (172,728)          -                 -               (172,728)
                 Gain on disposal of GVI, FCC                   1,720,387           -                 -              1,720,387
                                                            -------------    -------------     -------------    --------------

                   Total Discontinued Operations                1,547,659           -                 -              1,547,659
                                                            -------------    -------------     -------------    --------------

              INCOME TAXES                                         -                -                 -                  -
                                                            -------------    -------------     -------------    --------------

              Net Loss                                      $    (440,748)   $    (541,882)  $    (121,229)   $     (1,103,859)
                                                            =============    =============     =============    ==============
              Loss Per Share                                $       (0.57)   $       (2.07)    $    -         $          (0.80)
                                                            =============    =============     =============    ==============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


NOTE 2        MERGERS AND ACQUISITIONS (Continued)

              Quade, Inc.

              In 1997, Quade, Inc. acquired from the U.S. Polo Association the exclusive master licenses rights to the US Polo name for the United States and Canada. For the last year Quade, Inc. has been developing this property including signing agreements with four sub-licensees, and serving as licensee for knit tops including t-shirts, fleece and polo shirts.

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

              In June 1999, the Company sold its 50% ownership in US Polo to Iron Will (See Note 14). In addition, the Company and the former owner of Quade amended the original stock purchase agreement. Under the amendment, the additional 426,667 shares of common stock were issued to the former owner of Quade without any additional earnings requirments by Quade or US Polo and the $5.00 guarantee value of the common shares issued to Quade was removed.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


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
                                          ================    ===============     ===============    ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998

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
                                                     =============     =============    =============     =============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998



NOTE 3 -      LINE OF CREDIT

              In November 1998, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1.4 million of receivables, net of a 15% collection reserve. The Company is charged .065% daily for all receivables sold and uncollected under this financing agreement. At March 31, 1999 and June 30, 1999, the Company had a payable of $367,845 and 255,544, respectively, for net funds advanced from this accounts receivable line of credit. The Company received $1,163,873 from the sale of receivables for the year ended March 31, 1999 and recognized $24,560 in interest expense from the discount of selling these receivables.

 NOTE 4 -     NOTES PAYABLE

              Notes payable are comprised of the following:
                                                                                                        June 30,
                                                                                                          1999
              Note payable, unsecured, bearing interest at 12%, payable
               in monthly installments of $7,000, including interest.  Due on
               demand.                                                                            $            26,210

              Convertible subordinated debentures, originally due June 30, 1996 bearing interest at 12% per annum.  Interest payable
               quarterly.                                                                                     187,000

              Trade drafts  payable,  secured  with  inventory,  payable in five monthly installments beginning April 1999, with payments from
               $2,267 to $2,030 per month.                                                                     24,750

              Notes payable to a shareholder of PPW.  Interest rates
               average 10%, due on demand, unsecured.                                                         244,196

              Notes payable with three vendors with interest rates averaging
               12%; partially secured by equipment, due in 2000.                                               51,316
                                                                                                  -------------------

              Subtotal                                                                                        533,472

              Less current portion                                                                           (302,445)

              Long-term portion                                                                   $           231,027
                                                                                                  ===================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


NOTE 4 -      NOTES PAYABLE (Continued)

              Maturities of long-term debt are as follows:

                     March 31, 2000                   $         302,445
                     March 31, 2001                             231,027
                     March 31, 2002                              -
                     March 31, 2003                              -
                                                      -----------------

                                                      $         533,472

NOTE 5 -      NOTES PAYABLE, RELATED PARTIES
                                                                                                    June 30,
                                                                                                     1999

              Note payable to Miltex  Industries,  secured by 700,000  shares of
               GVI and 600,000 shares of the Company's common stock. Interest at
               15% with monthly principal and interest payments
               of $11,000 with a final balloon payment September 2000.                         $         720,189

              Note payable to a shareholder, secured by GVI stock.  Interest payable monthly at 13.5% with interest and principal payments
               of $5,000 per month.  Due September 2000.                                                 319,465

              Notes payable to shareholders (includes officers
               and directors of the Company).  Interest rates average 10.5%.
               Unsecured, due on demand, but not expected to be repaid
               until 2003.                                                                               357,873

                                            Subtotal                                                   1,397,527

                                            Less current portion                                         (47,104)
                                                                                               -----------------

                                            Long-term portion                                  $       1,350,423
                                                                                               =================

              Maturities of notes payable, related parties are as follows:

                                            March 31, 2000                                     $          47,104
                                            March 31, 2001                                             1,008,555
                                            March 31, 2002                                               294,764
                                                                                               -----------------

                                                                                               $       1,350,423

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


NOTE 6 -      CAPITAL LEASES

              Property and equipment payments under capital leases as of March 31, 1999 is summarized as follows:

                                   Year End
                                   March 31,
                                   2000                                                        $         357,482
                                   2001                                                                  318,944
                                   2002                                                                  158,568
                                   2003                                                                   61,669
                                   2004                                                                   33,381
                                                                                               -----------------

              Total minimum lease payments                                                               930,044
              Less interest and taxes                                                                   (152,517)

              Present value of net minimum lease payments                                                777,527
              Less current portion                                                                      (282,497)

              Long-term portion of capital lease obligations                                   $         495,030
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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998


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

              Certain financial information concerning the Company's operations in different industries is as follows:

                                                 For the
                                              Quarter Ended             Pacific                          Corporate
                                                 June 30,             Print Works       Fan-Tastic      Unallocated
                                              -------------        ----------------  ---------------   --------------
              Net sales                           1999             $      1,035,474  $        92,614
                                                  1998                      624,958          184,077
              Operating income (loss)
               applicable to industry
               segment                            1999                       42,822          (40,840)
                                                  1998                     (143,948)         (66,202)
              General corporate expenses
               not allocated to industry
               segments                           1999                                                 $        45,584
                                                  1998                                                         137,861

              Interest expense                    1999                      (83,209)          (7,908)          (54,989)
                                                  1998                      (47,747)         (20,682)          (38,613)

              Other income (expenses)
               including interest and gain
               on sale of securities              1999                          886            3,093            -
                                                  1998                       23,108           -                 20,409

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 1999 and 1998

NOTE 13 -     BUSINESS SEGMENTS (Continued)

                                                 For the
                                              Quarter Ended             Pacific                          Corporate
                                                March 31,             Print Works       Fan-Tastic      Unallocated
                                              -------------        ----------------  ---------------   --------------
              Gain from discontinued
               operations                         1999                                                 $      (807,518)
                                                  1998                                                          -

              Assets                              1999             $      1,569,020  $       211,514   $       305,197

              Depreciation and
               amortization                       1999                       66,423            4,400             1,189
                                                  1998                       66,042            7,272            31,630
              Property and equipment
               acquisitions                       1999                       -                -                 -

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

              The results of operations of Quade, Inc. and U.S. Polo for the year ended March 31, 1999 has generated a loss of $252,972 on sales of $232,712. The net assets of the discontinued operations at March 31, 1999 are included in the consolidated balance sheet as a single amount of $282,508 which consists primarily of receivables, inventories, accounts payable and the Company's investment accounted for under the equity method in U.S. Polo. A gain on the disposal of U.S. Polo was recognized in the first quarter of the year ending March 31, 2000 for $813,789. No income tax benefit or expense has been attributed to the disposal of U.S. Polo.

Item 2. Management's Discussion and Analysis or Plan of Operations


RESULTS OF OPERATIONS


For the three months ended June 30, 1999 ("first quarter 99"), compared to the three months ended June 30, 1998 ("first quarter 98"):

Sales for the three months ended June 30, 1999 were $1,128,088 compared to $809,034 for the three months ended June 30, 1998. Pacific Print Works ("PPW") sales for the three months ended June 30, 1999 were $1,035,474 compared to $624,958 for the three months ended June 30, 1998. The $410,516 increase in PPW's revenue was primarily due to an increase of over 50% in sales to PPW's four largest customers. Sales to PPW's four largest customers in the first quarter 99 exceeded $760,000. The increase with these customers is largely due to PPW's high density printing capabilities in addition to the overall quality of the printing and related services. The PPW first quarter 99 sales also include approximately $123,000 of garment blank sales as opposed to garment blank sales of approximately $15,000 for the first quarter 98. The increase in garment blank sales is due to PPW selling garment blanks with contract printing to two of its largest customers in the first quarter 99 while in the first quarter 98 these two customers provided their own garment blanks to PPW for printing. PPW expects a similar or larger increase in sales over the next three quarters based on its relationship and orders with existing customers in addition to PPW samples with potential new customers.

Sales for Fan-Tastic declined by $91,463 which was primarily due to first quarter 99 sales coming from three stores as opposed to six stores in first quarter 98.

Gross profit for the first quarter 99 was $292,740 compared to $171,479 for the first quarter 98. The increase in gross profit was due to an increase in sales which also resulted in an improvement in gross profit as a percentage of sales (26% compared to 21%) which was also due to additional sales available for the first quarter 99 to cover direct expenses.

General and administrative expenses for the first quarter 99 were $346,342 as compared to $519,490 for the first quarter 98. A $69,000 decline in the corporate office expenses was primarily due to approximately $30,000 in reduced goodwill amortization and a reduction of $37,000 in consulting fees. Fan-Tastic also saw a decline in general and administrative expenses of approximately $90,000 due to less rent and payroll expenses resulting from the closure of 3 stores. The Company expects general and administrative expenses over the next three quarter to be similar to the first quarter 99 amount.

Depreciation and amortization expenses included in total general expenses for the fiscal year ended March 31, 1999 was $9,012 in the first quarter 99 compared to $44,945 for the first quarter 98. This decrease is primarily due to zero goodwill amortization in the first quarter 99 as the Company wrote off all goodwill from the PPW acquisition at March 31, 1999.

The loss from operations for the first quarter 99 was reduced to $53,602 compared to $348,011 for the first quarter 98. The reduction in the loss is primarily due to the increase in sales and the reduction in general and administrative expenses as discussed above.

Interest expense for the first quarter 99 was $146,105 compared to $107,042 for the prior year. The increase in interest expense for the first quarter 99 was due to additional debt in Fiscal 1999 that was used for working capital purposes and to fund losses from operations.

The Company had a $813,389 gain from the sale of its 50% ownership in USPA Ltd. in the first quarter 99. For its sale of USPA Ltd., the Company received the cancellation of $1,000,000 in debt from Jordache Enterprises, the cancellation of $13,185 in interest and cash of $221,470.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Company had total assets of $2,085,731, total liabilities of $4,441,795 and total stockholders deficit of $2,356,063 compared with total assets of $3,295,534, total liabilities of $5,610,717 and total stockholders deficit of $2,315,183 at March 31, 1999. The changes in assets, liabilities and stockholders deficit is due primarily to the decline in value of the Company's investment in GVI. At March 31, 1999 the Company's current ratio was approximately .47 current assets to 1 current liabilities. The Company will seek to convert certain debt to equity which will improve its current ratio.

Management intends to improve its overall financial structure and provide operating capital through private placement of the Company's common stock and seeking the conversion of debt and preferred stock to common stock. There is no assurance that the Company will be able to obtain sufficient funds from other sources as needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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


                                   AMERICAN RESOURCES AND
                                   DEVELOPMENT COMPANY
                                      (Registrant)

Date: August 13, 1999       By:  /s/ Will Papenfuss
                                ---------------------------
                                Will Papenfuss
                                President and Chief Executive Officer

Date: August 13, 1999       By:  /s/ Tim Papenfuss
                                ---------------------------
                                Tim Papenfuss
                                Chief Financial Officer