Form 10QSB
period 1999-09-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1999-11-23
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999;

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

                                 --------------
                   UTAH                                87-0401400
     (State or other jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)             Identification No.)

                                 --------------

                             2035 N.E. 181st
                              Gresham, OR                               97230
                  (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (503) 492-1500

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of November 11, 1999, the Registrant had outstanding 3,615,953 shares of Common Stock.


           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Part I     Financial Information

Item 1:    Financial Statements (Unaudited)

           Condensed  Consolidated Balance Sheets - September 30, 1999
           and March 31, 1999                                                 3

           Condensed Consolidated Statements of Operations -Six months ended  September  30, 1999 and 1998 and Three  months ended
           September 30, 1999 and 1998                                        5

           Statements of Stockholders' Equity                                 7

           Condensed  Consolidated  Statements  of  Cash  Flows  - Six
           months ended  September  30, 1999 and 1998 and Three months
           ended September 30, 1999 and 1998                                  9

           Notes to  Condensed  Consolidated  Financial  Statements  -
           September 30, 1999                                                11


Item 2:    Management's Discussion and Analysis or Plan of Operation         28


Part II    Other Information

Item 1.    Legal Proceedings                                                 29

Item 2.    Changes in Securities                                             29

Item 3.    Defaults upon Senior Securities                                   29

Item 4.    Submission of Matters to a Vote of Security Holders               29

Item 5.    Other Information                                                 30

Item 6.    Exhibits and Reports on Form 8-K                                  30


                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                             Consolidated Balance Sheet


                                                       ASSETS

                                                                               September 30,        March 31,
                                                                                   1999               1999
                                                                           ------------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                                               $            1,190  $          41,967
   Accounts receivable, net (Note 1)                                                  486,007            516,660
   Inventory (Note 1)                                                                 278,517            293,768
   Prepaid and other current assets                                                     9,902             15,400
   Marketable securities (Note 1)                                                      37,000            157,500
   Net assets of discontinued operations (Note 14)                                     74,040            282,508
                                                                           ------------------  -----------------

     Total Current Assets                                                             886,656          1,307,803
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (NOTE 1)

   Furniture, fixtures and equipment                                                  413,697            395,253
   Capital leases                                                                   1,083,340          1,090,032
                                                                           ------------------  -----------------

     Total depreciable assets                                                       1,497,037          1,485,285
     Less: accumulated depreciation                                                  (481,902)          (355,492)
                                                                           ------------------  -----------------

     Net Property and Equipment                                                     1,015.135          1,129,793
                                                                           ------------------  -----------------

OTHER ASSETS

   Marketable securities (Note 1)                                                     253,000            857,938
                                                                           ------------------  -----------------

   Total Other Assets                                                                 253,000            857,938
                                                                           ------------------  -----------------

   TOTAL ASSETS                                                            $        2,154,791  $       3,295,534
                                                                           ==================  =================

The accompanying notes are an intergral part of these consolidated financial statements.

                                      AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Balance Sheet (Continued)


                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               September 30,        March 31,
                                                                                   1999               1999
                                                                           ------------------  -----------------
CURRENT LIABILITIES
   Accounts payable                                                        $          435,254  $         366,028
   Accrued expenses and other current liabilities                                     661,698            397,800
   Line of credit (Note 3)                                                            315,580            367,845
   Current portion of notes payable (Note 4)                                          289,751            587,323
   Current portion of notes payable, related parties (Note 5)                       1,038,471             47,104
   Current portion of capital lease obligations (Note 6)                              280,658            282,497
                                                                           ------------------  -----------------

   Total Current Liabilities                                                        3,021,412          2,048,597
                                                                           ------------------  -----------------

LONG-TERM DEBT

   Deferred revenue                                                                    10,000             10,000
   Reserve for discontinued operations (Note 2)                                       697,342            660,123
   Notes payable (Note 4)                                                             244,197          1,001,819
   Notes payable, related parties (Note 5)                                            335,117          1,395,148
   Capital lease obligations (Note 6)                                                 347,757            495,030
                                                                           ------------------  -----------------

     Total Long-Term Debt                                                           1,634,413          3,562,120
                                                                           ------------------  -----------------

     Total Liabilities                                                              4,655,825          5,610,717
                                                                           ------------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                              245                245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 4,376,773
    shares issued and  3,640,953 outstanding.  (Note 9)                                 3,640              3,174
   Other comprehensive losses                                                      (1,160,626)          (435,188)
   Additional paid-in capital                                                       7,452,148          7,297,066
   Accumulated deficit                                                             (8,796,441)        (9,180,480)
                                                                           ------------------  -----------------

      Total Stockholders' Equity (Deficit)                                         (2,501,034)        (2,315,183)
                                                                           ------------------  -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                            $        2,154,791  $       3,295,534
                                                                           ==================  =================

The accompanying notes are an intergral part of these consolidated financial statements.




                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                Consolidated Statements of Operations


                                                                   For the Six Months Ended          For the Three Months Ended
                                                                         September 30,                      September 30,
                                                                     1999              1998              1999             1998
                                                               ---------------   ---------------  ----------------  ---------------
NET SALES                                                      $     2,069,089   $      1,735368  $        941,000  $       926,334

COST OF SALES                                                        1,561,885         1,323,565           726,537          686,010
                                                               ---------------   ---------------  ----------------  ---------------

GROSS PROFIT                                                           507,204           411,803           214,463          240,324
                                                               ---------------   ---------------  ----------------  ---------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Depreciation and amortization                                        15,618            66,735             6,606           57,723
   General expenses                                                    713,395           976,692           386,065          502,147
                                                               ---------------   ---------------  ----------------  ---------------

     Total General and Administrative Expenses                         729,013         1,104,307           392,671          559,870
                                                               ---------------   ---------------  ----------------  ---------------

LOSS FROM OPERATIONS                                                  (221,809)         (667,558)         (178,208)        (319,546)
                                                               ---------------   ---------------  ----------------  ---------------

OTHER INCOME AND (EXPENSES)

   Other income and expenses                                            20,981            10,418            17,002          (13,694)
   Gain on sale of assets                                               -                 48,100            -                28,695
   Interest expense                                                   (278,417)         (242,365)         (132,311)        (135,323)
                                                               ---------------   ---------------  ----------------  ---------------

     Total Other Income and (Expenses)                                (257,436)         (183,847)         (115,309)        (120,322)
                                                               ---------------   ---------------  ----------------  ---------------

LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                                              (479,245)         (948,561)         (293,517)        (439,868)
                                                               ---------------   ---------------  ----------------  ---------------

DISCONTINUED OPERATIONS

   Gain from sale of USPA                                              869,336            -                 55,947           -
Loss from operations of USPA                                            (5,871)           -                 -               (97,156)
                                                               ---------------   ---------------  ----------------  ---------------
   Loss from operations of USPA                                        (5,871)          (97,156)                            -
(97,156)
     Total Discontinued Operations                                     863,465            -                 55,947          (97,156)
                                                               ---------------   ---------------  ----------------  ---------------

INCOME TAXES                                                            -                 -                 -
                                                               ---------------   ---------------  ----------------  ---------------

NET INCOME                                                     $       384,220   $      (948,561) $       (237,570) $      (537,024)
                                                               ===============   ===============  ================  ===============

OTHER COMPREHENSIVE GAIN (LOSS)

   Gain (loss) on valuation of marketable securities           $      (725,438)  $       452,905  $         72,406  $        -

     Total Other Comprehensive Gain (Loss)                            (725,438)          452,905            72,406           -
                                                               ---------------   ---------------  ----------------  ---------------

NET COMPREHENSIVE GAIN (LOSS)                                  $      (341,218)  $      (495,656) $       (165,164) $      (537,024)
                                                               ===============   ===============  ================  ===============

The accompanying notes are an intergral part of these consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                      Consolidated Statements of Stockholders' Equity (Deficit)
                                                     September 30, 1999 and 1998


                                                                                            Other
                                           Common Stock                                Preferred Stock
                                  Comprehensive                  Paid-In    Accumulated                  Additional
                                      Shares          Amount     Shares        Amount         Loss         Capital         Deficit
                                    ---------     ----------     ------     -----------     -------      ----------     -----------
Balance, April 1, 1997              1,835,486  $      1,835      252,220  $       252  $         -       $ 13,021,721  $ (9,966,100)

Stock issuance of a subsidiary
 for payment of interest                    -             -            -            -            -            143,166             -

Preferred B stock conversion
 into common stock                     11,995            12       (7,267)          (7)           -                  -             -

Common stock issued for
 services                             399,000           399            -            -            -            388,261             -

Expense recognized for
 vested stock options                       -             -            -            -            -             52,498             -

Eliminate GVI equity for
 merger with U.S. Golf
 Communities (Note 2)                       -             -            -            -            -         (8,406,498)    4,687,868

Stock issued for cash                  24,000            24            -            -            -             29,976             -

Stock issued for PPW
 acquisition (Note 2)                 258,782           259            -            -            -          1,293,651             -

Stock issued to FTI
 shareholders (Note 2)                400,000           400            -            -            -            499,600             -

Stock options issued to FTI
 shareholders                               -             -            -            -            -              3,885             -

Net loss for the year ended
 March 31, 1998                             -             -            -            -            -                  -      (440,748)
                               --------------  ------------  -----------  -----------  ----------------  ------------  -------------

Balance, March 31, 1998             2,929,263  $      2,929      244,953  $       245  $         -       $  7,026,260  $ (5,718,980)
                               --------------  ------------  -----------  -----------  ----------------  ------------  -------------

The accompanying notes are an intergral part of these consolidated financial statements.

                                              AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                       Consolidated Statements of Stockholders' Equity (Continued)
                                                       September 30, 1999 and 1998



                                                                                            Other
                                           Common Stock                                Preferred Stock
                                  Comprehensive                  Paid-In    Accumulated                  Additional
                                      Shares          Amount     Shares        Amount         Loss         Capital         Deficit
                                    ---------     ----------     ------     -----------     -------      ----------     -----------
Balance, March 31, 1998             2,929,263   $     2,929      244,953  $       245  $         -       $  7,026,260  $ (5,718,980)

Stock issued for cash                  48,000            48            -            -            -             59,954             -

Stock issued for Quade
 acquisition (Note 2)                 238,333           238            -            -            -            417,678             -

Stock adjustment on PPW
 acquisition (Note 2)                 (45,310)          (45)           -            -            -           (226,505)            -

Expense recognized for
 vested options                             -             -            -            -            -             17,496             -

Stock issued for loan                   4,000             4            -            -            -              2,183             -

Loss on valuation of
 marketable securities                      -             -            -            -     (435,188)                 -             -

Net loss for the year ended
 March 31, 1999                             -             -            -            -            -                  -    (3,461,500)
                               --------------  ------------  -----------  -----------  ----------------  ------------  -------------

Balance, March 31, 1999             3,174,286         3,174      244,953          245     (435,188)         7,297,066    (9,180,480)

Loss on valuation of
 marketable securities                      -             -            -            -     (725,438)                 -             -

Expense recognized for
 vested options                             -             -            -            -            -              8,748             -

Stock issued for Quade
 acquisition (Note 2)                 451,667           451            -            -            -            144,099             -

Stock issued for consulting
 services                              15,000            15            -            -            -              2,235             -

Net income for the six months
 ended September 30, 1999                   -             -            -            -            -                  -       384,220
                               --------------  ------------  -----------  -----------  ----------------  ------------  -------------

Balance, September 30, 1999         3,640,953   $     3,640      244,953  $       245  $(1,160,626)       $ 7,452,148   $(8,796,260)
                               ==============  ============  ===========  ===========  ===========       ============   ============

The accompanying notes are an intergral part of these consolidated financial statements.



                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                Consolidated Statements of Cash Flows


                                                                For the Six Months Ended             For the Three Months Ended
                                                                       September 30,                       September 30,
                                                                  1999              1998             1999              1998
                                                              ---------------   ---------------  ---------------   ---------------
OPERATING ACTIVITIES
  Net income (loss)                                           $       384,220   $      (948,561) $      (165,164)  $      (537,025)
  Adjustments  to  reconcile  net  income  to net
   cash  provided  by  operating activities:
    Gain on sale of USPA, Ltd.                                       (869,336)           -                -                 -
    Depreciation and amortization                                     141,706           228,177           69,694           123,232
    Common sock issued for services and interest                       10,983            -                 6,609            -
    Gain (loss) on sale of marketable securities                       -                (48,100)          -                (28,695)
  Changes in operating assets and liabilities net of Quade acquisition:
    (Increase) decrease in inventory                                   15,251             3,282            5,254           (70,734)
    (Increase) decrease in accounts receivable                        (52,712)         (150,921)        (188,259)          (73,752)
    Increase (decrease) in other current assets                         5,499            53,287          (15,213)           75,441
    Increase (decrease) in accounts payable                            69,226           122,485           35,904            81,966
    Increase (decrease) in other current liabilities                  301,117           101,999          221,172           127,603
                                                              ---------------   ---------------  ---------------   ---------------

      Net Cash Provided (Used) by Operating Activities                  5,954          (638,352)         (30,003)         (301,964)
                                                              ---------------   ---------------  ---------------   ---------------

INVESTING ACTIVITIES

  Proceeds from sale of marketable securities                          -                232,304           -                 91,194
  Proceeds from sale of USPA, Ltd.                                    221,470            -                -                 -
  Purchases of property and equipment                                  -                (74,110)          -                 (4,934)
                                                              ---------------   ---------------  ---------------   ---------------

      Net Cash Provided (Used) by Investing Activities                221,470           158,194           -                 86,260
                                                              ---------------   ---------------  ---------------   ---------------

FINANCING ACTIVITIES

  Stock issued for cash                                                -                 60,000           -                 15,000
  Payments on notes payable and capital lease obligations            (147,273)         (207,338)         (79,685)         (121,091)
  Proceeds (payments) from notes payable                               -                150,000          (12,694)           -
  Borrowings (payments) from related party debt                       (68,664)          400,000          (23,939)          300,000
  Net (borrowings) payments on factoring line of credit               (52,264)           67,848           60,036            10,161
                                                              ---------------   ---------------  ---------------   ---------------

      Net Cash Provided (Used) by Financing Activities               (268,201)          470,510          (56,282)          204,070
                                                              ---------------   ---------------  ---------------   ---------------

INCREASE (DECREASE) IN CASH                                           (40,777)           (9,648)         (86,285)          (11,634)

CASH, BEGINNING OF PERIOD                                              41,967            14,663           87,475            16,649
                                                              ---------------   ---------------  ---------------   ---------------

CASH, END OF PERIOD                                           $         1,190   $         5,015  $         1,190   $         5,015
                                                              ===============   ===============  ===============   ===============

The accompanying notes are an intergral part of these consolidated financial statements.



                                              AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                           Consolidated Statements of Cash Flows (Continued)


                                                                 For the Six Months Ended           For the Three Months Ended
                                                                       September 30,                       September 30,
                                                                  1999              1998             1999              1998
                                                              ---------------   ---------------  ---------------   ---------------
CASH PAID FOR
  Interest                                                    $       195,298   $       203,364  $        87,253   $        83,669
  Income taxes                                                $        -        $        -       $        -        $        -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                            $        10,983   $        -       $         6,609   $        -
  Equipment purchased through capital
     lease obligation                                         $        -        $       144,312  $        -        $        -

The accompanying notes are an intergral part of these consolidated financial statements.


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


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

               Marketable securities represent 145,000 shares of free trading GVI stock valued at $37,000 and 1,015,000 shares of GVI stock pledged as collateral on notes payable valued at $253,750. Any change in market value from period to period will be reported as a separate component of stockholders' equity until realized.

               There was an unrealized loss of $725,438 in marketable securities at September 30, 1999 due to a $1.00 decline in the Company's recorded cost per GVI share.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

               j.  Basic Loss Per Common Share (Continued)

               Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were ($0.08) and ($0.17) for the quarters ended September 30, 1999 and 1998, respectively. Basic net income from discontinued operations per common share was $0.02 and $0.00, respectively. Weighted average common shares outstanding were 3,618,779 and 3,153,795 for the quarters ended September 30, 1999 and 1998, respectively.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


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
                                                            =============    =============     =============    ==============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 2         MERGERS AND ACQUISITIONS (Continued)

               Quade, Inc.

               In 1997, Quade, Inc. acquired from the U.S. Polo Association the exclusive master licenses rights to the US Polo name for the United States and Canada. From its inception, Quade, Inc. had been developing this property including signing agreements with four sub-licensees, and serving as licensee for knit tops including t-shirts, fleece and polo shirts.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 2 -      MERGERS AND ACQUISITIONS (Continued)

                                              American Resources and Development Company
                                       Consolidated Unaudited Pro Forma Combined Balance Sheets
                                                            March 31, 1998

                                               American                              Pro Forma
                                               Resources           Quade            Adjustments           Combined
                                          -----------------   ---------------     ---------------    ----------------
              CURRENT ASSETS
              Cash                        $         14,663    $        -          $        -         $         14,663
              Marketable Securities                622,182             -                   -                  622,182
              Accounts receivable                  221,875             -                   -                  221,875
              Inventory, merchandise               437,003             23,456              -                  460,459
              Notes receivable                      -                  -                   -                   -
              Prepaid and other current
                assets                               44,882           109,779              -                  154,661
                                          -----------------   ---------------     ---------------    ----------------
                   Total Current Assets          1,340,605            133,235              -                1,473,840
                                          -----------------   ---------------     ---------------    ----------------

              PROPERTY AND
               EQUIPMENT

              Furniture, fixtures and
                equipment                          383,638             -                   -                  383,638
              Leased equipment                      859,185            -                   -                  859,185
                                          -----------------   ---------------     ---------------    ----------------
              Total depreciable assets           1,242,823             -                   -                1,242,823
              Less: accumulated
                depreciation                      (118,889)            -                   -                 (118,889)
                                          ----------------    ---------------     ---------------    ----------------

              Net Property and
               Equipment                         1,123,934             -                   -                1,123,934
                                          -----------------   ---------------     ---------------    ----------------
              OTHER ASSETS

              Royalties receivable                  -                 120,000              -                  120,000
              Investments                        1,077,500             -                   -                1,077,500
              Intangible assets                  1,826,492             -                  989,129           2,815,621
              Deposit                               68,104             -                   -                   68,104
                                          -----------------   ---------------     ---------------    ----------------

                   Total Other Assets            2,972,096            120,000             989,129           4,081,225
                                          -----------------   ---------------     ---------------    ----------------

                   TOTAL ASSETS           $      5,436,635    $       253,235     $       989,129    $      6,678,999
                                          ================    ===============     ===============    ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 2- MERGERS AND ACQUISITIONS (Continued)

                                              American Resources and Development Company
                                       Consolidated Unaudited Pro Forma Combined Balance Sheets
                                                            March 31, 1998

                                                        American                            Pro Forma
                                                        Resources          Quade            Adjustments      Combined
                                                   -----------------   ---------------    ---------------  -------------
              CURRENT LIABILITIES
              Accounts payable                       $     688,021     $      -         $      -          $     688,021
              Accrued expenses and
               other current liabilities                   393,494           244,411           -                637,905
              Current portion of notes payable             419,781           651,868          (92,454)          979,195
              Current portion of notes
               payable - related parties                   184,974            -                -                184,974
              Current portion of capital
               lease obligations                           303,475            -                -                303,475
                                                   -----------------   ---------------    ---------------  -------------
                  Total Current Liabilities              1,989,745           896,279          (92,454)        2,793,570
                                                   -----------------   ---------------    ---------------  -------------
              LONG-TERM DEBT

              Reserve for discontinued
                operations                                 450,782            -                -                450,782
              Long-term portion of notes payable            14,155            -                -                 14,155
              Long-term portion of capital
                lease obligations                          579,963            -                -                579,963
              Notes payable, related parties             1,091,536            -                -              1,091,536

                   Total Long-Term Debt                  2,136,436            -                -              2,136,436
                                                   -----------------   ---------------    ---------------  -------------
              STOCKHOLDERS' EQUITY

              Preferred stock                                  245            -                -                    245
              Common stock                                   2,929             1,000             (762)            3,167
              Additional paid-in capital                 7,026,260            -               438,301         7,464,561
              Accumulated deficit                       (5,718,980)         (644,044)         644,044        (5,718,980)
                                                   -----------------   ---------------    ---------------  -------------

                 Total Stockholders' Equity              1,310,454          (643,044)       1,081,583         1,748,993
                                                   -----------------   ---------------    ---------------  -------------
                 TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY               $   5,436,635     $     253,235    $     989,129     $   6,678,999
                                                     =============     =============    =============     =============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998



NOTE 3 -       LINE OF CREDIT

               In November 1998, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1,000,000 of receivables, net of a 15% collection reserve. The Company is charged .065% daily for all receivables sold and uncollected under this financing agreement. At March 31, 1999 and September 30, 1999, the Company had a payable of $367,845 and $315,580, respectively, for net funds advanced from this accounts receivable line of credit. The Company received $1,163,873 from the sale of receivables for the year ended March 31, 1999 and recognized $24,560 in interest expense from the discount of selling these receivables.

 NOTE 4 -      NOTES PAYABLE

               Notes payable are comprised of the following:
                                                                                                        September 30,
                                                                                                        1999
              Note payable, unsecured, bearing interest at 12%, payable
               in monthly installments of $7,000, including interest.  Due on
               demand.                                                                            $            26,603

              Convertible subordinated debentures, originally due June 30, 1996 bearing interest at 12% per annum.  Interest payable
               quarterly.                                                                                     187,000

              Trade  drafts  payable,  secured  with  inventory,  payable in six monthly installments beginning June 1999, with payments from
               $1,909 to $3,021 per month.                                                                     28,253

              Notes payable to a shareholder of PPW.  Interest rates
               average 10%, due on demand, unsecured.                                                         244,196

              Notes payable with three vendors with interest rates averaging
               12%; partially secured by equipment, due in 2000.                                               47,896
                                                                                                  -------------------

              Subtotal                                                                                        533,948

              Less current portion                                                                           (289,751)

              Long-term portion                                                                   $           244,197
                                                                                                  ===================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 4 -      NOTES PAYABLE (Continued)

              Maturities of long-term debt are as follows:

                                            March 31, 2000                                     $         289,751
                                            March 31, 2001                                               244,197
                                            March 31, 2002                                                -
                                            March 31, 2003                                                -
                                                                                               -----------------
                                                                                               $         533,948

NOTE 5 -      NOTES PAYABLE, RELATED PARTIES

                                                                                                   September 30,
                                                                                                     1999

              Note payable to Miltex  Industries,  secured by 700,000  shares of
               GVI and 600,000 shares of the Company's common stock. Interest at
               15% with monthly principal and interest payments
               of $11,000 with a final balloon payment September 2000.                         $         721,970

              Note payable to a shareholder, secured by GVI stock.  Interest payable monthly at 13.5% with interest and principal payments
               of $5,000 per month.  Due September 2000.                                                 316,501

              Notes payable to shareholders (includes officers
               and directors of the Company).  Interest rates average 10.5%.
               Unsecured, due on demand, but not expected to be repaid
               until 2003.                                                                               335,117

                                            Subtotal                                                   1,373,588

                                            Less current portion                                      (1,038,471  )
                                                                                               -----------------

                                            Long-term portion                                  $         335,117
                                                                                               =================

              Maturities of notes payable, related parties are as follows:

                                            March 31, 2000                                     $          47,104
                                            March 31, 2001                                             1,008,555
                                            March 31, 2002                                               317,929
                                                                                               -----------------

                                                                                               $       1,373,588

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


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

              Certain financial information concerning the Company's operations in different industries is as follows:

                                                  For the
                                                  Six Months Ended     Pacific                            Corporate
                                                  September 30,      Print Works        Fan-Tastic       Unallocated
                                                  -------------      -----------        ----------       -----------
              Net sales                           1999             $      1,886,860  $       182,228
                                                  1998                    1,335,507          399,861
              Operating income (loss)
               applicable to industry
               segment                            1999                        2,450         (110,098)
                                                  1998                     (248,159)         (98,722)
              General corporate expenses
               not allocated to industry
               segments                           1999                                                 $       114,160
                                                  1998                                                          64,116

              Interest expense                    1999                     (159,185)         (19,278)          (99,954)
                                                  1998                     (126,605)         (27,938)          (87,823)

              Other income (expenses)
               including interest and gain
               on sale of securities              1999                       17,888            3,093            -
                                                  1998                       17,905          (10,800)           50,613

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 13 -     BUSINESS SEGMENTS (Continued)


                                                  For the
                                                  Six Months Ended     Pacific                            Corporate
                                                  September 30,      Print Works        Fan-Tastic       Unallocated
                                                  -------------      -----------        ----------       -----------
              Gain from discontinued
               operations                         1999                                                 $       867,215
                                                  1998                                                          -

                                                     As of
                                                 September 30,
                                                  1999 and for
                                                 The Six Months
                                                  Then Ended

              Assets                              1999             $      1,610,392  $       179,099   $       365,300

              Depreciation and
               amortization                       1999                      134,860            6,497             2,378
                                                  1998                       66,042            7,272            31,630
              Property and equipment
               acquisitions                       1999                       -                -                 -

NOTE 14 -     NET ASSETS OF DISCONTINUED OPERATIONS

              In March 1999, the Company's Board of Directors made a decision to sell its 50% ownership in U.S. Polo to Iron Will. In June 1999, the Company closed its sale of U.S. Polo ownership to Iron Will. For its sale of U.S. Polo, the Company received the cancellation of $1,000,000 in debt from Jordache Enterprises, the cancellation of $13,185 in interest and cash of $221,470. In addition, the Company received $74,040 in October 1999 from the collection of U.S. Polo royalties earned through May 31, 1999, and could receive up to another $30,000.

              The results of operations of Quade, Inc. and U.S. Polo for the year ended March 31, 1999 has generated a loss of $252,972 on sales of $232,712. The net assets of the discontinued operations at March 31, 1999 are included in the consolidated balance sheet as a single amount of $282,508 which consists primarily of receivables, inventories, accounts payable and the Company's investment accounted for under the equity method in U.S. Polo. A gain on the disposal of U.S. Polo was recognized in the six months ended September 30, 1999 for $873,086. No income tax benefit or expense has been attributed to the disposal of U.S. Polo.

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements

The statements in this report concerning certain expected future expenses as a percentage of net sales, future financing and working capital requirements and availability, and the Year 2000 issue constitute forward - looking statements that are subject to risks and uncertainties. These risks could cause actual results or activities to differ materially from those expected. Factors that could adversely affect cost of sales and general expenses as a percentage of net sales include, but are not limited to, increased competitive factors, changes in consumer preferences, as well as an inability to increase sales. Other factors could include a failure adequately fund operations. In addition, unfavorable business conditions, or changes in the general economy could have adverse effects. Factors that could materially affect future financing requirements include, but are not limited to, the ability to obtain additional financing on acceptable terms. Factors that could materially affect future working capital requirements include, but are not limited to, the factors listed above and the industry factors and general business conditions noted above. Factors that could materially affect the Year 2000 issue include, but are not limited to, unanticipated costs associated with any required modifications to the Company's computer systems and associated software, failures of external systems of suppliers, business partners or governmental agencies.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                              Quarter Ended September 30              Six Months Ended September 30
                                                1999                 1998                1999                1998
                                                ----                 ----                ----                ----
Net sales                                       100.0%               100.0%              100.0%              100.0%
Cost of sales                                    77.2%                74.1%               75.5%               76.3%
Gross profit                                     22.8%                25.9%               24.5%               23.7%
General expenses                                 41.0%                54.2%               34.5%               56.3%
Depreciation and amortization                     0.7%                 6.2%                0.8%                3.8%
Loss from operations                            -18.9%               -34.5%              -10.7%              -38.5%
Other income and expenses                         1.8%                -1.5%                1.0%                0.6%
Gain on sale of assets                            0.0%                 3.1%                0.0%                2.8%
Interest expense                                -14.1%               -14.6%              -13.5%              -14.0%
Loss before income taxes
   and discontinued operations                  -31.2%               -47.5%              -23.2%              -49.1%
Discontinued operations                           5.9%                 0.0%               41.7%               -5.6%
Income taxes                                      0.0%                 0.0%                0.0%                0.0%
Net income                                      -25.2%               -47.5%               18.6%              -54.7%


For the three months ended September 30, 1999 ("second quarter 99"), compared to the three months ended September 30, 1998 ("second quarter 98"):

Sales for the three months ended September 30, 1999 were $941,000 compared to $926,334 for the three months ended September 30, 1998. Pacific Print Works ("PPW") sales for the three months ended September 30, 1999 were $851,386 compared to $710,549 for the three months ended September 30, 1998. The $140,837 increase in PPW's revenue was primarily due to an increase in sales to PPW's four largest customers. The increase with these customers is largely due to PPW's high density printing capabilities in addition to the overall quality of the printing and related services. PPW expects a similar or larger increase in sales over the next two quarters based on its relationship and orders with existing customers in addition to PPW samples with potential new customers.

Sales for Fan-Tastic declined by $126,171 which was primarily due to second quarter 99 sales coming from four stores as opposed to six stores in second quarter 98 and franchise sales of $78,000 in the second quarter 98 as opposed to zero in the second quarter 99.

Gross profit and the gross profit as a percentage of sales declined for the second quarter 99 compared to the second quarter 98, $214,463 and 22.8% compared to $240,324 and 25.9%. The decrease in gross profit was primarily due to the decline in Fan-Tastic franchise sales as noted above. The gross profit from PPW operations increased by approximately $60,000.

General and administrative expenses for the second quarter 99 were $386,065 as compared to $502,147 for the second quarter 98. Fan-Tastic saw a decline in general and administrative expenses of approximately $50,000 due to less rent and payroll expenses resulting from the closure of 2 stores. The Company expects general and administrative expenses over the next two quarter to be similar to the second quarter 99 amount.

Depreciation and amortization expenses were $6,016 in the second quarter 99 compared to $57,523 for the second quarter 98. This decrease is primarily due to zero goodwill amortization in the second quarter 99 as the Company wrote off all goodwill from the PPW acquisition at March 31, 1999.

The loss from operations for the second quarter 99 was reduced to $178,208 compared to $319,546 for the second quarter 98. The reduction in the loss is primarily due to the increase in sales and the reduction in general and administrative expenses as discussed above.

Interest expense for the second quarter 99 was $132,311 compared to $135,323 for the prior year.

The Company had a $55,947 gain from the sale of its 50% ownership in USPA Ltd. in the second quarter 99. For its sale of USPA Ltd., in June 1999 the Company received the cancellation of $1,000,000 in debt from Jordache Enterprises, the cancellation of $13,185 in interest and cash of $221,470. In addition, the Company received $74,040 in October 1999 from the collection of U.S. Polo royalties earned through May 31, 1999.

For the six months months ended September 30, 1999 ("YTD 99"), compared to the six months ended September 30, 1998 ("YTD 98"):

Sales for the six months ended September 30, 1999 were $2,069,089 compared to $1,735,368 for the six months ended September 30, 1998. Pacific Print Works ("PPW") sales for the six months ended September 30, 1999 were $1,886,860 compared to $1,335,507 for the six months ended September 30, 1998. The $551,353 or 41% increase in PPW's revenue was primarily due to an increase in sales to PPW's four largest customers. The increase with these customers is largely due to PPW's high density printing capabilities in addition to the overall quality of the printing and related services. PPW expects a similar or larger increase in sales over the next six quarters based on its relationship and orders with existing customers in addition to PPW samples with potential new customers.

Sales for Fan-Tastic declined by $217,663 which was primarily due to YTD 99 sales coming from four stores as opposed to six stores in YTD 98 and franchise sales of $112,000 YTD 98 as opposed to zero for YTD 98. Franchise sales from October 1999 through March 31, 2000 are expected to increase compared to April 1, 1999 through September 30, 1998 but franchise sales beyond fiscal 2000 are based upon the amount of advertising incurred.

Gross profit and the gross profit as a percentage of sales increased for the YTD 99 compared to the YTD 98, ($507,204 and 24.5% compared to $411,803 and 23.7%).
The increase in gross profit was primarily due to the increase in PPW sales and gross profit for the YTD 99 compared to YTD 98 ($417,000 vs. $246,000) that was partially reduced by a decline in Fan-Tastic franchise sales as noted above.

General and administrative expenses for the YTD 99 were $713,395 as compared to $976,692 for the YTD 98. Fan-Tastic saw a decline in general and administrative expenses of approximately $10,000 due to less rent and payroll expenses resulting from the closure of 2 stores. The Company expects general and administrative expenses over the next six months to be similar to the YTD 99 amount.

Depreciation and amortization was $15,618 in the YTD 99 compared to $66,735 for the YTD 98. This decrease is primarily due to zero goodwill amortization in the YTD 99 as the Company wrote off all goodwill from the PPW acquisition at March 31, 1999.

The loss from operations for the YTD 99 was reduced to $221,809 compared to $667,558 for the YTD 98. The reduction in the loss is primarily due to the increase in sales and the reduction in general and administrative expenses as discussed above.

Interest expense for the second quarter 99 was $278,417 compared to $242,365 for the prior year, which was due to a greater amount of debt outstanding for YTD 99.

The Company had a $869,336 gain from the sale of its 50% ownership in USPA Ltd. in the YTD 99. For its sale of USPA Ltd., in June 1999 the Company received the cancellation of $1,000,000 in debt from Jordache Enterprises, the cancellation of $13,185 in interest and cash of $221,470. In addition, the Company received $74,040 in October 1999 from the collection of U.S. Polo royalties earned through May 31, 1999.



LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999 the Company had total assets of $2,154,791, total liabilities of $4,655,825 and total stockholders deficit of $2,501,034 compared with total assets of $3,295,534, total liabilities of $5,610,717 and total stockholders deficit of $2,315,183 at March 31, 1999. The changes in assets, liabilities and stockholders deficit is due primarily to the decline in value of the Company's investment in GVI. At March 31, 1999 the Company's current ratio was approximately .47 current assets to 1 current liabilities compared to .19 current assets to 1 current liabilities at September 30, 1999. The decline in the Company's current ratio is primarily due to $990,000 notes payable with related parties becoming current at September 30, 1999. The Company will seek to convert certain debt to equity, which will improve its current ratio.

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


                                   AMERICAN RESOURCES AND
                                   DEVELOPMENT COMPANY
                                      (Registrant)

/s/ B. Willes Papenfuss      President, Chief Executive        November 11, 1999
-----------------------
    B. Willes Papenfuss      Officer and Director
                             (Principal Executive
                              Officer)



/s/ Timothy M. Papenfuss     Secretary / Treasurer and         November 11, 1999
 Timothy M. Papenfuss        Director (Chief Financial
                             Officer, Chief Accounting
                             Officer and Controller)