Form 10QSB/A
period 1999-09-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 1999-11-26
CIK 812555

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

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                      Consolidated Statements of Stockholders' Equity (Deficit)
                                                     September 30, 1999 and 1998


                                                                                            Other
                                           Common Stock                                Preferred Stock
                                    ------------------------------------    -------------------------------
                                  Comprehensive                  Paid-In    Accumulated                  Additional
                                      Shares          Amount     Shares        Amount         Loss         Capital         Deficit
                                    ---------     ----------     ------     -----------     -------      ----------     -----------
Balance, April 1, 1997              1,835,486  $      1,835      252,220  $       252  $         -       $ 13,021,721  $ (9,966,100)

Stock issuance of a subsidiary
 for payment of interest                    -             -            -            -            -            143,166             -

Preferred B stock conversion
 into common stock                     11,995            12       (7,267)          (7)           -                  -             -

Common stock issued for
 services                             399,000           399            -            -            -            388,261             -

Expense recognized for
 vested stock options                       -             -            -            -            -             52,498             -

Eliminate GVI equity for
 merger with U.S. Golf
 Communities (Note 2)                       -             -            -            -            -         (8,406,498)    4,687,868

Stock issued for cash                  24,000            24            -            -            -             29,976             -

Stock issued for PPW
 acquisition (Note 2)                 258,782           259            -            -            -          1,293,651             -

Stock issued to FTI
 shareholders (Note 2)                400,000           400            -            -            -            499,600             -

Stock options issued to FTI
 shareholders                               -             -            -            -            -              3,885             -

Net loss for the year ended
 March 31, 1998                             -             -            -            -            -                  -      (440,748)
                               --------------  ------------  -----------  -----------  ----------------  ------------  -------------

Balance, March 31, 1998             2,929,263  $      2,929      244,953  $       245  $         -       $  7,026,260  $ (5,718,980)
                               --------------  ------------  -----------  -----------  ----------------  ------------  -------------

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


                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                Consolidated Statements of Cash Flows


                                                                For the Six Months Ended             For the Three Months Ended
                                                                       September 30,                       September 30,
                                                                  1999              1998             1999              1998
                                                              ---------------   ---------------  ---------------   ---------------
OPERATING ACTIVITIES
  Net income (loss)                                           $       384,220   $      (948,561) $      (165,164)  $      (537,025)
  Adjustments  to  reconcile  net  income  to net
   cash  provided  by  operating activities:
    Gain on sale of USPA, Ltd.                                       (869,336)           -                -                 -
    Depreciation and amortization                                     141,706           228,177           69,694           123,232
    Common sock issued for services and interest                       10,983            -                 6,609            -
    Gain (loss) on sale of marketable securities                       -                (48,100)          -                (28,695)
  Changes in operating assets and liabilities net of
   uade acquisition:
    (Increase) decrease in inventory                                   15,251             3,282            5,254           (70,734)
    (Increase) decrease in accounts receivable                        (52,712)         (150,921)        (188,259)          (73,752)
    Increase (decrease) in other current assets                         5,499            53,287          (15,213)           75,441
    Increase (decrease) in accounts payable                            69,226           122,485           35,904            81,966
    Increase (decrease) in other current liabilities                  301,117           101,999          221,172           127,603
                                                              ---------------   ---------------  ---------------   ---------------

      Net Cash Provided (Used) by Operating Activities                  5,954          (638,352)         (30,003)         (301,964)
                                                              ---------------   ---------------  ---------------   ---------------

INVESTING ACTIVITIES

  Proceeds from sale of marketable securities                          -                232,304           -                 91,194
  Proceeds from sale of USPA, Ltd.                                    221,470            -                -                 -
  Purchases of property and equipment                                  -                (74,110)          -                 (4,934)
                                                              ---------------   ---------------  ---------------   ---------------

      Net Cash Provided (Used) by Investing Activities                221,470           158,194           -                 86,260
                                                              ---------------   ---------------  ---------------   ---------------

FINANCING ACTIVITIES

  Stock issued for cash                                                -                 60,000           -                 15,000
  Payments on notes payable and capital lease obligations            (147,273)         (207,338)         (79,685)         (121,091)
  Proceeds (payments) from notes payable                               -                150,000          (12,694)           -
  Borrowings (payments) from related party debt                       (68,664)          400,000          (23,939)          300,000
  Net (borrowings) payments on factoring line of credit               (52,264)           67,848           60,036            10,161
                                                              ---------------   ---------------  ---------------   ---------------

      Net Cash Provided (Used) by Financing Activities               (268,201)          470,510          (56,282)          204,070
                                                              ---------------   ---------------  ---------------   ---------------

INCREASE (DECREASE) IN CASH                                           (40,777)           (9,648)         (86,285)          (11,634)

CASH, BEGINNING OF PERIOD                                              41,967            14,663           87,475            16,649
                                                              ---------------   ---------------  ---------------   ---------------

CASH, END OF PERIOD                                           $         1,190   $         5,015  $         1,190   $         5,015
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

NOTE 5 -      NOTES PAYABLE, RELATED PARTIES

                                                                                                   September 30,
                                                                                                       1999
                                                                                               -----------------
              Note payable to Miltex  Industries,  secured by 700,000  shares of
               GVI and 600,000 shares of the Company's common stock. Interest at
               15% with monthly principal and interest payments
               of $11,000 with a final balloon payment September 2000.                         $         721,970

              Note payable to a shareholder, secured by GVI stock.  Interest payable monthly at 13.5% with interest and principal payments
               of $5,000 per month.  Due September 2000.                                                 316,501

              Notes payable to shareholders (includes officers
               and directors of the Company).  Interest rates average 10.5%.
               Unsecured, due on demand, but not expected to be repaid
               until 2003.                                                                               335,117

                                            Subtotal                                                   1,373,588

                                            Less current portion                                      (1,038,471)
                                                                                               -----------------

                                            Long-term portion                                  $         335,117
                                                                                               =================

              Maturities of notes payable, related parties are as follows:

                                            March 31, 2000                                     $          47,104
                                            March 31, 2001                                             1,008,555
                                            March 31, 2002                                               317,929
                                                                                               -----------------

                                                                                               $       1,373,588

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

NOTE 10 -     STOCK OPTIONS

              In August 1997, the Company's Board of Directors approved the 1997 American Resources and Development Company Stock Option Plan (Option Plan). Under the Option Plan, 500,000 shares of the Company's common stock are reserved for issuance to Directors and employees. In August 1999, the Option Plan was amended to allow for issuance of up to one million shares of the Company's common stock to Directors and employees. Options are granted at a price and with vesting terms as determined by the Board of Directors. In October 1997, the Board of Directors granted options to purchase 140,000 shares of stock at $2.00. These options are exercisable beginning March 31, 1998, over staggered periods and expire after ten years. Compensation expense of $1,458 per month will be recognized for 40,000 of the options issued over a 4 year vesting period and $1,458 per month will be recognized for 100,000 of the options over a 10 year vesting period. In July 1998, the Board of Directors changed the terms of the 100,000 options vesting over 10 years. 25,000 of these options were fully vested and the remainder of the options were canceled. As a result, compensation expense of $52,498 was recognized for the year ended March 31, 1998 for the vesting of these options.

              In December 1997, the Board of Directors granted options to purchase 39,000 shares of stock at $2.00. These options are exercisable beginning March 31, 1998, are exercisable over staggered periods and expire after ten years. No compensation expense was recognized, as the option price was greater than the fair market value of the stock at the date of the option grant.

              In August 1999, the Board of Directors granted options to purchase 696,291 shares of stock at $.25. Fifty percent of these options vest immediately and the remainder vest in August 2000. The options were issued to various officers and directors of the Company for past services, risk associated with various debt incurred by officers for the Company and guarantees by officers, of Company debt, and for future services. No compensation expense was recognized, as the option price was greater than the fair market value of the stock at the date of the option grant.

              Pro forma net income and net income per common share was determined as if the Company had accounted for its employee stock options under the fair value method of Statement of Financial Accounting Standards No. 123.

              Pro forma expense for options issued in 1998 would be $30,904, in year 1 and $5,646 in years 2 and 3, respectively, with an increase in pro forma expenses per share of $0.016 in year 1 and $0.003 in years 2 and 3. Pro forma expense for options issued in August 1999 would be $45,413 in fiscal 2000 and fiscal 2001, with an increase in pro forma expenses per share of $.01 in fiscal 2000 and fiscal 2001, respectively.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 10 -     STOCK OPTIONS (Continued)

              For the pro forma disclosures, the options' estimated fair value was amortized over their expected ten-year life. The fair value for these options was estimated at the date of grant using an option pricing model which was designed to estimate the fair value of options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted-average assumptions were used to estimate the fair value of these options: March 31, 1999 ---- Expected dividend yield 0% Expected stock price volatility 70% Risk-free interest rate 6.5% Expected life of options (in years) 10

              On January 22, 1999, the Company granted options to a consultant to purchase up to 160,000 shares of the Company's common stock. The consultant is to provide various investor and public relations services through January 21, 2000 and the Company is recognizing an expense of $6,000 over the term of the services based upon the value of the options as calculated from an option pricing model. The options expire in December 31, 2001, are not transferrable and are exercisable at any time at the following rates:

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


                                   AMERICAN RESOURCES AND
                                   DEVELOPMENT COMPANY
                                      (Registrant)

/s/ B. Willes Papenfuss      President, Chief Executive        November 24, 1999
-----------------------
    B. Willes Papenfuss      Officer and Director
                             (Principal Executive
                              Officer)



/s/ Timothy M. Papenfuss     Secretary / Treasurer and         November 24, 1999
------------------------     Director (Chief Financial
    Timothy M. Papenfuss     Officer, Chief Accounting
                             Officer and Controller)