Form 10QSB
period 1999-12-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2000-02-10
CIK 812555

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999;

                                       or

             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

        For transition period from ________________ to _________________



                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                                 --------------

                UTAH                                    87-0401400
     (State or other jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

                                 --------------



          2035 N.E. 181st,  Gresham, OR                      97230
          -----------------------------                      -----
      (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (503) 492-1500

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


         As of February 10, 2000, the Registrant had outstanding 3,640,953 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Item 1:    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - December 31, 1999 and
  March 31, 1999                                                             3

Condensed Consolidated Statements of Operations - Nine months ended
 December 31, 1999 and 1998 and Three months ended December 31, 1999
 and 1998                                                                    5

Statements of Stockholders' Equity                                           6

Condensed Consolidated Statements of Cash Flows - Nine months ended
 December 31, 1999 and 1998 and Three months ended December 31, 1999
 and 1998                                                                    8

Notes to Condensed Consolidated Financial Statements - December
 31, 1999                                                                   10



Item 2:    Management's Discussion and Analysis or Plan of Operation        27


Item 1.    Legal Proceedings                                                29

Item 2.    Changes in Securities                                            29

Item 3.    Defaults upon Senior Securities                                  29

Item 4.    Submission of Matters to a Vote of Security Holders              30

Item 5.    Other Information                                                30

Item 6.    Exhibits and Reports on Form 8-K                                 30

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                             Consolidated Balance Sheet

                                                       ASSETS

                                                                              December 31,          March 31,
                                                                                  1999                1999
                                                                           ------------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                                               $           24,146  $          41,967
   Accounts receivable, net (Note 1)                                                  556,863            516,660
   Inventory (Note 1)                                                                 283,433            293,768
   Prepaid and other current assets                                                    14,193             15,400
   Marketable securities (Note 1)                                                       9,063            157,500
   Net assets of discontinued operations (Note 14)                                          -            282,508
                                                                           ------------------  -----------------
     Total Current Assets                                                             887,698          1,307,803
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (NOTE 1)
   Furniture, fixtures and equipment                                                  433,202            395,253
   Capital leases                                                                   1,251,390          1,090,032
                                                                           ------------------  -----------------
     Total depreciable assets                                                       1,684,592          1,485,285
     Less: accumulated depreciation                                                  (550,033)          (355,492)
                                                                           ------------------  -----------------
     Net Property and Equipment                                                     1,134,559          1,129,793
                                                                           ------------------  -----------------
OTHER ASSETS
   Deposits                                                                            14,047                  -
   Marketable securities (Note 1)                                                      63,469            857,938
                                                                           ------------------  -----------------
   Total Other Assets                                                                  77,516            857,938
                                                                           ------------------  -----------------
   TOTAL ASSETS                                                            $        2,099,773  $       3,295,534
                                                                           ==================  =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Balance Sheet (Continued)


                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              December 31,          March 31,
                                                                                 1999                 1999
                                                                           ------------------  -----------------
CURRENT LIABILITIES
   Accounts payable                                                        $          371,083  $         366,028
   Accrued expenses and other current liabilities                                     796,929            397,800
   Line of credit (Note 3)                                                            377,166            367,845
   Current portion of notes payable (Note 4)                                          272,885            587,323
   Current portion of notes payable, related parties (Note 5)                       1,082,674             47,104
   Current portion of capital lease obligations (Note 6)                              303,595            282,497
                                                                           ------------------  -----------------
   Total Current Liabilities                                                        3,204,332          2,048,597
                                                                           ------------------  -----------------
LONG-TERM DEBT
   Deferred revenue                                                                    10,000             10,000
   Reserve for discontinued operations (Note 2)                                       718,225            660,123
   Notes payable (Note 4)                                                             244,197          1,001,819
   Notes payable, related parties (Note 5)                                            302,514          1,395,148
   Capital lease obligations (Note 6)                                                 419,788            495,030
                                                                           ------------------  -----------------
     Total Long-Term Debt                                                           1,694,724          3,562,120
                                                                           ------------------  -----------------
     Total Liabilities                                                              4,899,056          5,610,717
                                                                           ------------------  -----------------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                              245                245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 4,376,773
    shares issued and  3,640,953 outstanding.  (Note 9)                                 3,640              3,174
   Other comprehensive losses                                                      (1,378,095)          (435,188)
   Additional paid-in capital                                                       7,456,522          7,297,066
   Accumulated deficit                                                             (8,881,595)        (9,180,480)
                                                                           ------------------  -----------------
      Total Stockholders' Equity (Deficit)                                         (2,799,283)        (2,315,183)
                                                                           ------------------  -----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $        2,099,773  $       3,295,534
                                                                           ==================  =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                      Consolidated Statements of Operations

                                                                   For the Nine Months Ended          For the Three Months Ended
                                                                          December 31,                       December 31,
                                                                     1999              1998              1999             1998
                                                               ---------------   ---------------  ----------------  ---------------
NET SALES                                                      $     3,466,627   $     2,847,151  $      1,397,538  $     1,094,036
COST OF SALES                                                        2,551,360         2,337,293           989,471          820,871
                                                               ---------------   ---------------  ----------------  ---------------
GROSS PROFIT                                                           915,267           509,858           408,067          273,165
                                                               ---------------   ---------------  ----------------  ---------------
GENERAL AND ADMINISTRATIVE EXPENSES
   Depreciation and amortization                                        22,694           148,380             7,077           62,156
   General expenses                                                  1,053,039         1,351,185           335,893          388,387
                                                               ---------------   ---------------  ----------------  ---------------
     Total General and Administrative Expenses                       1,075,733         1,499,565           342,970          450,543
                                                               ---------------   ---------------  ----------------  ---------------
GAIN (LOSS) FROM OPERATIONS                                          (160,466)          (989,707)           65,097         (177,378)
                                                               --------------   ----------------  ----------------  ---------------
OTHER INCOME AND (EXPENSES)
   Other income and expenses                                            20,359            50,964             (444)            3,140
   Gain on sale of assets                                               -                 48,100            -                -
   Interest expense                                                   (428,223)         (383,963)         (149,807)        (141,606)
                                                               ---------------   ---------------  ----------------  ---------------
     Total Other Income and (Expenses)                                (407,864)         (284,899)         (150,251)        (138,466)
                                                               ---------------   ---------------  ----------------  ---------------
LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                                              (568,330)       (1,274,606)          (85,154)        (315,844)
                                                               ---------------   ---------------  ----------------  ---------------
DISCONTINUED OPERATIONS
   Gain from sale of USPA                                              873,086           -                  -                -
   Loss from operations of USPA                                         (5,871)         (47,289)            -               (57,490)
                                                               ---------------   ---------------  ----------------  ---------------
     Total Discontinued Operations                                     867,215          (47,289)            -               (57,490)
                                                               ---------------   ---------------  ---------------- ---------------
INCOME TAXES                                                            -                -                  -                -
                                                               ---------------   ---------------  ----------------  ---------------
NET INCOME (LOSS)                                              $       298,885   $    (1,321,895) $        (85,154) $      (373,334)
                                                               ===============   ===============  ================  ===============
OTHER COMPREHENSIVE GAIN (LOSS)
   Gain (loss) on valuation of marketable securities           $      (942,907)  $     (603,872)  $      (232,313)  $    (1,056,776)
     Total Other Comprehensive Gain (Loss)                            (942,907)        (603,872)         (232,313)       (1,056,776)
                                                               ---------------   ---------------  ----------------  ----------------
NET COMPREHENSIVE GAIN (LOSS)                                  $      (644,022)  $   (1,925,767)  $      (317,467)  $    (1,430,110)
                                                               ===============   ==============   ===============   ===============
BASIC LOSS PER SHARE
 OF COMMON STOCK -
 CONTINUING OPERATIONS                                         $        (0.16)   $        (0.41)  $         (0.02)  $          (.13)
                                                               ===============   ==============   ===============   ===============
BASIC LOSS PER SHARE
 OF COMMON STOCK
 DISCONTINUED OPERATIONS                                       $          .24    $          (02)  $           -     $         (0.02)
                                                               ===============   ==============   ===============   ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
            Consolidated Statements of Stockholders' Equity (Deficit)
                           December 31, 1999 and 1998

                                       Common Stock              Preferred Stock           Other          Additional
                               ----------------------------  ------------------------  Comprehensive        Paid-In     Accumulated
                                    Shares        Amount        Shares      Amount          Loss            Capital        Deficit
                               --------------  ------------  -----------  -----------  ----------------  ------------  -------------
Balance, April 1, 1997              1,835,486  $      1,835      252,220  $       252  $         -       $ 13,021,721  $ (9,966,100)

Stock issuance of a subsidiary
 for payment of interest                    -             -            -            -            -            143,166             -

Preferred B stock conversion
 into common stock                     11,995            12       (7,267)          (7)           -                  -             -

Common stock issued for
 services                             399,000           399            -            -            -            388,261             -

Expense recognized for

 vested stock options                       -             -            -            -            -             52,498             -

Eliminate GVI equity for
 merger with U.S. Golf
 Communities (Note 2)                       -             -            -            -            -         (8,406,498)    4,687,868

Stock issued for cash                  24,000            24            -            -            -             29,976             -

Stock issued for PPW
 acquisition (Note 2)                 258,782           259            -            -            -          1,293,651             -

Stock issued to FTI
 shareholders (Note 2)                400,000           400            -            -            -            499,600             -

Stock options issued to FTI
 shareholders                               -             -            -            -            -              3,885             -

Net loss for the year ended
 March 31, 1998                             -             -            -            -            -                  -      (440,748)
                                  -----------  ------------      -------  -----------  -----------       ------------  ------------
Balance, March 31, 1998             2,929,263  $      2,929      244,953  $       245  $         -       $  7,026,260  $ (5,718,980)
                                  -----------  ------------      -------  -----------  -----------       ------------  ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
           Consolidated Statements of Stockholders' Equity (Continued)
                           December 31, 1999 and 1998

                                       Common Stock              Preferred Stock           Other          Additional
                               ----------------------------  ------------------------  Comprehensive        Paid-In     Accumulated
                                    Shares        Amount        Shares      Amount          Loss            Capital        Deficit
                               --------------  ------------  -----------  -----------  ----------------  ------------  -------------
Balance, March 31, 1998             2,929,263  $      2,929      244,953  $       245  $         -       $  7,026,260  $ (5,718,980)

Stock issued for cash                  48,000            48            -            -            -             59,954             -

Stock issued for Quade
 acquisition (Note 2)                 238,333           238            -            -            -            417,678             -

Stock adjustment on PPW
 acquisition (Note 2)                 (45,310)          (45)           -            -            -           (226,505)            -

Expense recognized for
 vested options                             -             -            -            -            -             17,496             -

Stock issued for loan                   4,000             4            -            -            -              2,183             -

Loss on valuation of
 marketable securities                      -             -            -            -     (435,188)                 -             -

Net loss for the year ended
 March 31, 1999                             -             -            -            -            -                  -    (3,461,500)
                                  -----------  ------------      -------  -----------  -----------       ------------  ------------
Balance, March 31, 1999             3,174,286         3,174      244,953          245     (435,188)         7,297,066    (9,180,480)

Loss on valuation of
 marketable securities                      -             -            -            -     (942,907)                 -             -

Expense recognized for
 vested options                             -             -            -            -            -             13,122             -

Stock issued for Quade
 acquisition (Note 2)                 451,667           451            -            -            -            144,099             -

Stock issued for consulting
 services                              15,000            15            -            -            -              2,235             -

Net income for the nine months
 ended December 31, 1999                    -             -            -            -            -                  -       298,885
                                  -----------  ------------      -------  -----------  -----------       ------------  ------------
Balance, December 31, 1999          3,640,953   $     3,640      244,953  $       245  $(1,378,095)       $ 7,456,522  $ (8,881,595)
                                    =========   ===========      =======  ===========  ===========        ===========  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                        Consolidated Statements of Cash Flows

                                                                 For the Nine Months Ended       For the Three Months Ended
                                                                         December 31,                      December 31,
                                                                    1999              1998             1999              1998
                                                              ---------------   ---------------  ---------------   ---------------
OPERATING ACTIVITIES
  Net income (loss)                                           $       298,885   $    (1,321,895) $       (85,154)  $      (373,334)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Gain on sale of USPA, Ltd.                                       (869,336)           -                -                 -
    Depreciation and amortization                                     211,860           340,818           70,160           112,641
    Common sock issued for services and interest                       15,357             6,557            4,374            -
    Gain (loss) on sale of marketable securities                       -                (48,100)          -                 -
  Changes in operating assets and liabilities net of
   Quade acquisition:
    (Increase) decrease in inventory                                   10,335            52,052           (4,915)           48,770
    (Increase) decrease in accounts receivable                        (40,203)         (100,176)           3,184           (70,826)
    Increase (decrease) in other current assets                         1,207            76,996           (4,293)           -
    Increase (decrease) in accounts payable                             5,055          (200,182)          12,559          (352,667)
    Increase (decrease) in other current liabilities                  540,152           150,169           94,833           (19,845)
                                                              ---------------   ---------------  ---------------   ---------------
      Net Cash Provided (Used) by Operating Activities                173,312        (1,043,761)          90,748          (655,261)
                                                              ---------------   ---------------  ---------------   ---------------
INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                          -                232,304           -                 -
  Proceeds from sale of USPA, Ltd.                                    221,470            -                -                 -
  Purchases of property and equipment                                 (37,949)         (211,553)         (19,505)          (24,443)
                                                              ---------------   ---------------  ---------------   ---------------
      Net Cash Provided (Used) by Investing Activities                183,521           (20,751)         (19,505)          (24,443)
                                                              ---------------   ---------------  ---------------   ---------------
FINANCING ACTIVITIES
  Stock issued for cash                                                -                 60,000           -                 -
  Payments on notes payable and capital lease obligations            (281,707)         (720,992)         (89,946)         (564,448)
  Proceeds from long-term borrowings                                   -              1,199,077           -              1,049,073
  Borrowings (payments) from related party debt                      (102,268)          390,000          (19,926)           68,300
  Net (borrowings) payments on factoring line of credit                 9,321           168,531           61,585           168,531
                                                              ---------------   ---------------  ---------------   ---------------
      Net Cash Provided (Used) by Financing Activities               (374,654)        1,096,616          (48,287)          721,456
                                                              ---------------   ---------------  ---------------   ---------------
INCREASE (DECREASE) IN CASH                                           (17,821)           32,104           22,956            41,752
CASH, BEGINNING OF PERIOD                                              41,967            14,663            1,190             5,015
                                                              ---------------   ---------------  ---------------   ---------------
CASH, END OF PERIOD                                           $        24,146   $        46,767  $        24,146   $        46,767
                                                              ===============   ===============  ===============   ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                Consolidated Statements of Cash Flows (Continued)

                                                                 For the Nine Months Ended       For the Three Months Ended
                                                                         December 31,                      December 31,
                                                                    1999              1998             1999              1998
                                                              ---------------   ---------------  ---------------   ---------------
CASH PAID FOR
  Interest                                                    $       314,321   $       268,845  $        88,494   $        98,106
  Income taxes                                                $        -        $        -       $        -        $        -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                            $        15,357   $        6,557   $         4,374   $         4,374
  Equipment purchased through capital
     lease obligation                                         $       168,500   $       144,312  $       168,500   $        -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         a. Quarterly Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 1999 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


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

         Marketable securities represent 145,000 shares of free trading GVI stock valued at $9,062 and 1,015,000 shares of GVI stock pledged as collateral on notes payable valued at $72,531. Any change in market value from period to period will be reported as a separate component of stockholders' equity until realized.

         There was an unrealized loss of $1,378,094 in marketable securities at December 31, 1999 due to a $1.00 decline in the Company's recorded cost per GVI share.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         j. Basic Loss Per Common Share (Continued)

         Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were ($0.02) and ($0.13) for the quarters ended December 31, 1999 and 1998, respectively. Basic net income (loss) from discontinued operations per common share was $0.00 and ($0.02), respectively. Weighted average common shares outstanding were 3,640,953 and 3,218,982 for the quarters ended December 31, 1999 and 1998, respectively.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

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

                  AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 2 - MERGERS AND ACQUISITIONS (Continued)

                                                    American Resources and Development Company
                                             Consolidated Pro Forma Combined Statements of Operations
                                                                  March 31, 1998

                                                               American                           Pro Forma
                                                               Resources           PPW           Adjustments       Combined
                                                            -------------    -------------     -------------    ------------
              SALES
                Sales - screenprinting and embroidery       $      -         $   2,389,970     $      -         $  2,389,970
                Sales - merchandise and franchise fees          1,093,110           -                 -            1,093,110
                                                            -------------    -------------     -------------    ------------
                        Total Sales                             1,093,110        2,389,970            -            3,483,080
                                                            -------------    -------------     -------------    ------------
              COST OF SALES
                Cost of sales - screenprinting and embroidery      -             1,784,167            -            1,784,167
                Cost of sales - merchandise                       774,405           -                 -              774,405
                                                            -------------    -------------     -------------    ------------
                        Total Cost of Sales                       774,405        1,784,167            -            2,558,572
                                                            -------------    -------------     -------------    ------------
                        Gross Profit                              318,705          605,803            -              924,508
                                                            -------------    -------------     -------------    ------------
              EXPENSES
                 General and administrative expenses            1,447,285          771,624           121,229       2,340,138
                 Writedown of goodwill                            756,797           -                 -              756,797
                 Sales and marketing expenses                      93,175           -                 -               93,175
                 Depreciation                                      31,814          194,523            -              226,337
                                                            -------------    -------------     -------------    ------------
                        Total Expenses                          2,329,071          966,147           121,229       3,416,447
                                                            -------------    -------------     -------------    ------------
              Loss From Operations                             (2,010,366)        (360,344)         (121,229)     (2,491,939)
                                                            -------------    -------------     -------------    ------------
              Other Income and (Expenses)
                 Other income                                      15,387            1,847            -               17,234
                 Interest revenue                                       5           -                 -                    5
                 Gain on sale of assets                           139,906           -                 -              139,906
                 Interest expense                                (133,339)        (183,385)           -             (316,724)
                                                            -------------    -------------     -------------    ------------
                   Total Other Income and (Expenses)               21,959         (181,538)           -             (159,579)
                                                            -------------    -------------     -------------    ------------
              LOSS BEFORE INCOME TAXES AND
               DISCONTINUED OPERATIONS
                 Loss from operations of GVI, FCC                (172,728)          -                 -            (172,728)
                 Gain on disposal of GVI, FCC                   1,720,387           -                 -           1,720,387
                                                            -------------    -------------     -------------    ------------
                   Total Discontinued Operations                1,547,659           -                 -            1,547,659
                                                            -------------    -------------     -------------    ------------
              INCOME TAXES                                         -                -                 -               -
                                                            -------------    -------------     -------------    ------------
              Net Loss                                      $    (440,748)   $    (541,882)    $    (121,229)   $ (1,103,859)
                                                            =============    =============     =============    ============
              Loss Per Share                                $       (0.57)   $       (2.07)    $           -    $      (0.80)
                                                            =============    =============     =============    ============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

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

         In June 1999, the Company sold its 50% ownership in US Polo to Iron Will (See Note 14). In addition, the Company and the former owner of Quade amended the original stock purchase agreement. Under the amendment, the additional 426,667 shares of common stock were issued to the former owner of Quade without any additional earnings requirements by Quade or US Polo and the $5.00 guarantee value of the common shares issued to Quade was removed.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

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
                                          ================    ===============     ===============    ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 2 - MERGERS AND ACQUISITIONS (Continued)

                   American Resources and Development Company
            Consolidated Unaudited Pro Forma Combined Balance Sheets
                                 March 31, 1998

                                                       American                              Pro Forma
                                                      Resources            Quade            Adjustments          Combined
                                                  ----------------    ---------------     ---------------    ----------------
             CURRENT LIABILITIES
              Accounts payable                    $        688,021    $        -          $        -         $        688,021
              Accrued expenses and
               other current liabilities                   393,494            244,411              -                  637,905
              Current portion of notes payable             419,781            651,868             (92,454)            979,195
              Current portion of notes
               payable - related parties                   184,974             -                   -                  184,974
              Current portion of capital
               lease obligations                           303,475             -                   -                  303,475

                  Total Current Liabilities              1,989,745            896,279             (92,454)          2,793,570
                                                  ----------------    ---------------     ---------------    ----------------
              LONG-TERM DEBT
              Reserve for discontinued
                operations                                 450,782             -                   -                  450,782
              Long-term portion of notes payable            14,155             -                   -                   14,155
              Long-term portion of capital
                lease obligations                          579,963             -                   -                  579,963
              Notes payable, related parties             1,091,536             -                   -                1,091,536
                                                  ----------------    ---------------     ---------------    ----------------
                   Total Long-Term Debt                  2,136,436             -                   -                2,136,436
                                                  ----------------    ---------------     ---------------    ----------------
              STOCKHOLDERS' EQUITY
              Preferred stock                                  245             -                   -                      245
              Common stock                                   2,929              1,000                (762)              3,167
              Additional paid-in capital                 7,026,260             -                  438,301           7,464,561
              Accumulated deficit                       (5,718,980)          (644,044)            644,044          (5,718,980)
                                                  ----------------    ---------------     ---------------    ----------------
                 Total Stockholders' Equity              1,310,454           (643,044)          1,081,583           1,748,993
                                                  ----------------    ---------------     ---------------    ----------------
                 TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY            $      5,436,635    $       253,235     $       989,129    $      6,678,999
                                                  ================    ===============     ===============    ================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 3 - LINE OF CREDIT

         In November 1998, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1,000,000 of receivables, net of a 15% collection reserve. The Company is charged .065% daily for all receivables sold and uncollected under this financing agreement. At March 31, 1999 and December 31, 1999, the Company had a payable of $367,845 and $377,166, respectively, for net funds advanced from this accounts receivable line of credit. The Company received $1,163,873 from the sale of receivables for the year ended March 31, 1999 and recognized $24,560 in interest expense from the discount of selling these receivables.

NOTE 4 - NOTES PAYABLE

         Notes payable are comprised of the following:

                                                                                                      December 31,
                                                                                                          1999
                                                                                                  -------------------
              Note payable, unsecured, bearing interest at 12%, payable
               in monthly installments of $7,000, including interest.  Due on
               demand.                                                                            $            26,603

              Convertible subordinated debentures, originally due June 30, 1996 bearing interest at 12% per annum.  Interest payable
               quarterly.                                                                                     187,000

              Trade  drafts  payable,  secured  with  inventory,  payable in six monthly installments beginning August 1999, with payments from
               $1,909 to $3,021 per month.                                                                     10,329

              Notes payable to a shareholder of PPW.  Interest rates
               average 10%, due on demand, unsecured.                                                         244,196

              Notes payable with three vendors with interest rates averaging
               12%; partially secured by equipment, due in 2000.                                               48,954
                                                                                                  -------------------
              Subtotal                                                                                        517,082
              Less current portion                                                                           (272,885)
                                                                                                  -------------------
              Long-term portion                                                                   $           244,197
                                                                                                  ===================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 4 - NOTES PAYABLE (Continued)

         Maturities of long-term debt are as follows:

               March 31, 2000                   $    272,885
               March 31, 2001                        244,197
               March 31, 2002                         -
               March 31, 2003                         -
                                                ------------
                                                $    517,082

NOTE 5 - NOTES PAYABLE, RELATED PARTIES

                                                                                                 December 31,
                                                                                                      1999
                                                                                               -----------------
              Note payable to Miltex  Industries,  secured by 700,000  shares of
               GVI and 600,000 shares of the Company's common stock. Interest at
               15% with monthly principal and interest payments
               of $11,000 with a final balloon payment September 2000.                         $         721,970

              Note payable to a shareholder, secured by GVI stock.  Interest payable monthly at 13.5% with interest and principal payments
               of $5,000 per month.  Due September 2000.                                                 315,501

              Note payable to a shareholder, interest payable monthly at 72%.

               Due on demand.                                                                             45,203

              Notes payable to shareholders (includes officers
               and directors of the Company).  Interest rates average 10.5%.
               Unsecured, due on demand, but not expected to be repaid
               until 2003.                                                                               302,514
                                                                                               -----------------

                                            Subtotal                                                   1,385,188

                                            Less current portion                                      (1,082,674)
                                                                                               -----------------

                                            Long-term portion                                  $         302,514
                                                                                               =================

         Maturities of notes payable, related parties are as follows:

               March 31, 2000                      $          57,284
               March 31, 2001                              1,025,390
               March 31, 2002                                302,514
                                                   -----------------
                                                   $       1,385,188

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 6 - CAPITAL LEASES

         Property and equipment payments under capital leases as of March 31, 1999 is summarized as follows:

                                 Year End
                                 March 31,
                                ---------
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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

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

NOTE 10 -STOCK OPTIONS

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 10- STOCK OPTIONS (Continued)

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

NOTE 11- COMMITMENTS AND CONTINGENCIES

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 12- GOING CONCERN

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

NOTE 13- BUSINESS SEGMENTS

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

         Certain financial information concerning the Company's operations in different industries is as follows:

                                                 For the
                                               Nine Months
                                                  Ended                 Pacific                              Corporate
                                               December 31,            Print Works      Fan-Tastic          Unallocated
                                               ------------            -----------      ----------          -----------
              Net sales                           1999             $      3,104,767  $       361,860
                                                  1998                    2,167,054          680,097
              Operating income (loss)
               applicable to industry
               segment                            1999                       97,774         (110,389)
                                                  1998                     (415,998)        (215,647)
              General corporate expenses
               not allocated to industry
               segments                           1999                                                     $       147,848
                                                  1998                                                             355,876

              Interest expense                    1999                     (244,729)         (28,420)             (154,830)
                                                  1998                     (175,094)         (40,527)             (168,342)

              Other income (expenses)
               including interest and gain
               on sale of securities              1999                       18,365            1,749                     -
                                                  1998                       23,222           (4,163)               80,005

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 13- BUSINESS SEGMENTS (Continued)

                                                 For the
                                               Nine Months
                                                  Ended                 Pacific                              Corporate
                                               December 31,            Print Works      Fan-Tastic          Unallocated
                                               ------------            -----------      ----------          -----------
              Gain from discontinued
               operations                         1999                                                 $       867,215
                                                  1998                                                        (47,289)
                                                   As of
                                                December 31,
                                               1999 and for
                                              The Nine Months
                                                Then Ended
                                               ------------
              Assets                              1999             $      1,848,597  $       174,105       $        62,227

              Depreciation and
               amortization                       1999                      199,229            9,065                 3,566
                                                  1998                      202,567           25,153               113,098
              Property and equipment
               acquisitions                       1999                      218,987           -                        961

NOTE 14- NET ASSETS OF DISCONTINUED OPERATIONS

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

         The results of operations of Quade, Inc. and U.S. Polo for the year ended March 31, 1999 generated a loss of $252,972 on sales of $232,712. The net assets of the discontinued operations at March 31, 1999 are included in the consolidated balance sheet as a single amount of $282,508 which consists primarily of receivables, inventories, accounts payable and the Company's investment accounted for under the equity method in U.S. Polo. A gain on the disposal of U.S. Polo was recognized for the nine months ended September 30, 1999 for $873,086. No income tax benefit or expense has been attributed to the disposal of U.S. Polo.

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements

The statements in this report concerning certain expected future expenses as a percentage of net sales, future financing and working capital requirements and availability constitute forward - looking statements that are subject to risks and uncertainties. These risks could cause actual results or activities to differ materially from those expected. Factors that could adversely affect cost of sales and general expenses as a percentage of net sales include, but are not limited to, increased competitive factors, changes in consumer preferences, as well as an inability to increase sales. Other factors could include a failure to adequately fund operations. In addition, unfavorable business conditions, or changes in the general economy could have adverse effects. Factors that could materially affect future financing requirements include, but are not limited to, the ability to obtain additional financing on acceptable terms. Factors that could materially affect future working capital requirements include, but are not limited to, the factors listed above and the industry factors and general business conditions noted above.

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                               Quarter Ended December 31,        Nine Months Ended December 31,
                                               --------------------------        ------------------------------
                                                1999              1998               1999               1998
                                                ----              ----               ----               ----
Net sales                                       100.0%             100.0%             100.0%            100.0%
---------------------------------------------------------------------------------------------------------------
Cost of sales                                    70.8%              75.0%              73.6%             82.1%
---------------------------------------------------------------------------------------------------------------
Gross profit                                     29.2%              25.0%              26.4%             17.9%
---------------------------------------------------------------------------------------------------------------
General expenses                                 24.0%              35.5%              30.4%             47.5%
---------------------------------------------------------------------------------------------------------------
Depreciation and amortization                     0.5%               5.7%               0.7%              5.2%
---------------------------------------------------------------------------------------------------------------
Loss from operations                              4.7%             -16.2%              -4.6%            -34.8%
---------------------------------------------------------------------------------------------------------------
Other income and expenses                         0.0%               0.3%               0.6%              1.8%
---------------------------------------------------------------------------------------------------------------
Gain on sale of assets                            0.0%               0.0%               0.0%              1.7%
---------------------------------------------------------------------------------------------------------------
Interest expense                                -10.7%             -12.9%             -12.4%            -13.5%
---------------------------------------------------------------------------------------------------------------
Loss before income taxes
   and discontinued operations                   -6.1%             -28.9%             -16.4%            -44.8%
---------------------------------------------------------------------------------------------------------------
Discontinued operations                           0.0%              -5.3%              25.0%             -1.7%
---------------------------------------------------------------------------------------------------------------
Income taxes                                      0.0%               0.0%               0.0%              0.0%
---------------------------------------------------------------------------------------------------------------
Net income                                       -6.1%             -34.1%               8.6%            -46.4%
---------------------------------------------------------------------------------------------------------------


For the three months ended December 31, 1999 ("third quarter fiscal 2000"), compared to the three months ended December 31, 1998 ("third quarter fiscal 1999"):

Sales for the three months ended December 31, 1999 were $1,397,538 compared to $1,094,036 for the three months ended December 31, 1998. Pacific Print Works ("PPW") sales for the three months ended December 31, 1999 were $1,217,906 compared to $832,586 for the three months ended December 31, 1998. The $385,320 increase in PPW's revenue was primarily due to an increase in sales to PPW's two largest customers. The increase with these customers is largely due to PPW's high density printing capabilities in addition to the overall quality of the printing and related services.

Sales for Fan-Tastic declined by $81,817 which was primarily due to third quarter fiscal 2000 sales coming from two stores as opposed to four stores in third quarter.

Gross profit and the gross profit as a percentage of sales increased for the third quarter fiscal 2000 compared to the third quarter fiscal 1999, $408,067 and 29.2% compared to $273,165 and 25%. The increase in gross profit was primarily due to the increase in PPW revenues as noted above. The gross profit from PPW operations increased by approximately $226,000.

General and administrative expenses for the third quarter fiscal 2000 were $335,893 as compared to $388,387 for the third quarter fiscal 1999. Fan-Tastic saw a decline in general and administrative expenses of approximately $41,000 due to less rent and payroll expenses resulting from the closure of 2 stores.

Depreciation and amortization expenses were $7,077 in the third quarter fiscal 2000 compared to $62,156 for the third quarter fiscal 1999. This decrease is primarily due to zero goodwill amortization in the third quarter fiscal 2000 as the Company wrote off all goodwill from the PPW acquisition at March 31, 1999.

The gain (loss) from operations before other income and expenses for the third quarter fiscal 2000 improved to a gain of $65,097 compared to a loss of $177,378 for the third quarter fiscal 1999. The improvement is primarily due to the increase in sales and the reduction in general and administrative expenses as discussed above.

Interest expense for the third quarter fiscal 2000 was $149,807 compared to $141,606 for the prior year.

For the nine months ended December 31, 1999 ("YTD FISCAL 2000"), compared to the nine months ended December 31, 1998 ("YTD FISCAL 1999"):

Sales for the nine months ended December 31, 1999 were $3,466,627 compared to $2,847,151 for the nine months ended December 31, 1998. Pacific Print Works ("PPW") sales for the nine months ended December 31, 1999 were $3,104,767 compared to $2,167,054 for the nine months ended December 31, 1998. The $937,713 or 43% increase in PPW's revenue was primarily due to an increase in sales to PPW's two largest customers. The increase with these customers is largely due to PPW's high density printing capabilities in addition to the overall quality of the printing and related services.

Sales for Fan-Tastic declined by approximately $318,000 which was primarily due to 1) YTD FISCAL 2000 sales coming from the equivalent of 2.4 stores over 9 months as opposed to 4.7 stores over the 9 months ended December 31, 1998 and 2) franchise sales of $68,000 in YTD Fiscal 2000 as opposed to 122,000 for YTD Fiscal 1999.

Gross profit and the gross profit as a percentage of sales increased for the YTD Fiscal L 2000 compared to the YTD Fiscal 1999, ($915,267 and 26.4% compared to $509,858 and 17.9%). The increase in gross profit was primarily due to the increase in PPW gross profit for the YTD Fiscal 2000 compared to YTD Fiscal 1999 ($720,601 vs. $168,337) that was partially reduced by a decline in Fan-Tastic sales and gross profit as noted above.

General and administrative expenses for the YTD Fiscal 2000 were $1,053,039 as compared to $1,351,185 for the YTD Fiscal 1999. Fan-Tastic saw a decline in general and administrative expenses of approximately $236,000 due to less rent and payroll expenses resulting from the closure of the equivalent 2.3 stores over the nine months ended December 31, 1999. The Company also expensed $55,000 in debt acquisition costs in the YTD Fiscal 1999 that were not recurring in the YTD Fiscal 2000.

Depreciation and amortization was $22,694 in the YTD Fiscal 2000 compared to $148,380 for the YTD Fiscal 1999. This decrease is primarily due to zero goodwill amortization in the YTD Fiscal 2000 as the Company wrote off all goodwill from the PPW acquisition at March 31, 1999.

The loss from operations for the YTD Fiscal 2000 was reduced to $160,463 compared to $989,707 for the YTD Fiscal 1999. The reduction in the loss is primarily due to the increase in sales and the reduction in general and administrative expenses as discussed above.

Interest expense for the third quarter 99 was $278,417 compared to $242,365 for the prior year, which was due to a greater amount of debt outstanding for YTD Fiscal 2000.

The Company had a $873,086 gain from the sale of its 50% ownership in USPA Ltd. in the YTD Fiscal 2000. For its sale of USPA Ltd., in June 1999 the Company received the cancellation of $1,000,000 in debt from Jordache Enterprises, the cancellation of $13,185 in interest and cash of $221,470. In addition, the Company received $74,040 in October 1999 from the collection of U.S. Polo royalties earned through May 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999 the Company had total assets of $2,099,773, total liabilities of $4,899,056 and total stockholders deficit of $2,799,283 compared with total assets of $3,295,534, total liabilities of $5,610,717 and total stockholders deficit of $2,315,183 at March 31, 1999. The changes in assets, liabilities and stockholders deficit is due primarily to the decline in value of the Company's investment in GVI. At March 31, 1999 the Company's current ratio was approximately .47 current assets to 1 current liabilities compared to .28 current assets to 1 current liabilities at December 31, 1999. The decline in the Company's current ratio is primarily due to $990,000 notes payable with related parties becoming current at September 30, 1999. The Company will seek to convert certain debt to equity, which will improve its current ratio.

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

                                   AMERICAN RESOURCES AND
                                   DEVELOPMENT COMPANY
                                      (Registrant)

/s/ B. Willes Papenfuss       President, Chief Executive       February 9, 2000
-----------------------         Officer and Director
B. Willes Papenfuss             (Principal Executive
                                     Officer)


/s/ Timothy M. Papenfuss       Secretary / Treasurer and       February 9, 2000
------------------------        Director (Chief Financial
 Timothy M. Papenfuss           Officer, Chief Accounting
                                 Officer and Controller)