Form 10KSB
period 2000-03-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2000-08-01
CIK 812555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2000, or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ___________ to ____________

                         Commission file number 0-18865

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 (Name of Small Business Issuer in Its Charter)


                  Utah                                  87-0401400
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
       Incorporation or Organization)

                     2035 N.E. 181st, Portland, Oregon 84115
               (Address of Principal Executive Offices) (Zip Code)

                                 (503) 492-1500
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Act:

         Title of each class           Name of each Exchange on which Registered
                None                                     None

         Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year was $4,828,053

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of July 14, 2000 was $1,257,211

         The number of shares outstanding of the issuer's common equity, as of July 14, 2000 was 3,908,730.

         Documents Incorporated by Reference:           None

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                           3
ITEM 2.  DESCRIPTION OF PROPERTY                                           8
ITEM 3.  LEGAL PROCEEDINGS                                                 9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               9


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          9
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION                                                     11
ITEM 7.  FINANCIAL STATEMENTS                                             14
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                         14

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT               15
ITEM 10. EXECUTIVE COMPENSATION                                          16
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  17
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  19
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                19

         The information contained in this Form 10-KSB for the fiscal year ended March 31, 2000, is as of the latest practicable date except for financial information which relates to the fiscal year.

                                     PART I

Item 1.  Description of Business.

GENERAL

         American Resources and Development Company ("ARDCO" or the "Company") through various subsidiaries, owns a franchisor and owner of retail entertainment and sports stores, and a screen printing and embroidery company. When used throughout this report, the Company shall include the subsidiaries of the Company unless the context indicates otherwise. The Company's present executive offices are located at 2035 N.E. 181st, Portland, Oregon 97230 and its telephone number is (503) 492-1500. As of July 14, 2000, the Company had eighty-three (83) full time employees and twelve part time employees.

PACIFIC PRINT WORKS

      In May 1998, the Company acquired approximately 83% of the outstanding shares of Printworks, Inc. ("Pacific Print Works" or "PPW"). 213,472 shares of the Company's common stock were issued to PPW shareholders ("Sellers") with a guaranteed share value of $5.00. In addition, depending on PPW's performance from April 1, 1998 through March 31, 2001, additional shares of the Company's common stock would be issued to the Sellers if minimum earnings levels were met. Based on the $5.00 guarantee and the Company's share value from October 1998 through March 1999, the Company is obligated to issue additional shares of common stock to the Sellers. An amendment to the PPW Stock Purchase Agreement is being evaluated by the Company and the Sellers in which the Company would issue another 854,000 shares of the Company's common stock to the Sellers and any additional earnings requirements by PPW or per share value guarantee by the Company would be eliminated. PPW is active in the contract screenprinting and embroidery business and is based in Portland, Oregon.

      Industry Trends

      PPW performs contract screenprint, embroidery and finishing services for customers, the majority of whom are in the decorated sportswear market. The decorated sportswear market, based upon industry data, accounted for approximately $14.3 billion of retail level sales in the United States in 1996, with a compounded annual growth rate of approximately 8.8% since 1991. PPW believes growth in the decorated sportswear market has resulted from: (i) an increased preference for comfortable apparel selections; (ii) more flexible dress codes, including greater acceptance of casual clothes in the workplace;
(iii) a heightened emphasis on physical fitness, including increased participation in sports; (iv) improved characteristics that have enhanced consumer appeal, including improvements in fabric weight, blends and construction, and increased offerings of size, color and style; (v) the enhancement of screenprinted graphics and embroidered designs primarily resulting from more advanced manufacturing equipment and processes. PPW believes that these trends should continue to drive industry growth.

      Business Strategy

      PPW's success in expanding its business is a function of three key factors: 1) quality of printing, 2) ability to meet customer deadlines, and 3) ability to create and produce innovative designs. PPW has a demonstrated excellence in each of these areas with a strong reputation in the industry for its quality printing. In fact, PPW's second largest customer was obtained in January 1999 when another screenprinter was unable to produce an order which incorporated the latest technology, high-density printing. Historically, the Company has been able to produce at less than a .75% misprint ratio, considerably better than the industry standard of 2.0%.

      Timeliness of product delivery is another crucial component of business retention and growth. PPW also excels in this area as evidenced by their excellent reputation for timely delivery. In fact, PPW has never had an order canceled for failing to achieve a deadline.

      Lastly, PPW is recognized in the screenprinting industry as an innovator who is constantly working on new processes and techniques. This is extremely important to PPW customers, all of whom are looking for the newest applications in order to bring fresh products to the market. PPW's expertise with high-density printing is a good example of a new technique which has received an enthusiastic reception from the apparel marketplace. The Company is committed to continuing its research and development work in order to stay in front of trends in the screenprinting industry and is convinced this will enable it to expand business with existing customers in addition to acquiring other customers presently targeted.

      Another opportunity for PPW results from the changing business model for screenprinters. Historically, the Company has done contract screenprinting where customers purchase unprinted garments and deliver them to PPW for embellishment. Several existing customers are now asking the Company to do package deals where PPW assumes responsibility for purchase and receipt of the unprinted garment and then does the screenprinting and embroidery. This model will result in significant increases in both revenue and profits. For example, in the new model revenue per unit will climb from the current $.50 to $1.00 per unit to $3.50 to $4.50 per unit. To be successful with the package program, the Company has signed a letter of intent to merge with a T-shirt manufacturing company from Mexico City, Mexico.

      PPW intends to increase its revenues and position itself as a leading national screen print and embroidery contractor by continuing to pursue the following business strategies:

      Contract Services

      PPW designs graphics for its larger apparel customers that are sold under particular customers' labels. PPW will then screenprint or embroider these designs on blanks provided by the customers. PPW's product focus has been on high-density printing. High-density printing is a screenprinting term for a process that leaves a 3-D, sharp-edged print with excellent detail. PPW has also been able to grow its business by specializing in reflective inks, and environmentally safe water based printing.

      Other.

      Other products include printing on athletic uniforms for Nike's Team Sports Division. PPW also produces custom designed graphics and screenprinting for corporate accounts.

      Design  And Sales Staff.

      PPW employs a staff of approximately 3 graphic design artists who work closely with customers to create designs for its customers sportswear lines. PPW employs two internal sales people and three customer service people who work closely with existing and new customers to ensure customer needs are met.

      Customers

      PPW's primary sales are through national decorated sportswear companies including: Nike, Columbia Sportswear, Chaps Ralph Lauren, Nautica, Brooks, K-Swiss and Karl Kani. In fiscal 2000, PPW's sales to major customers that exceeded 10% of its total sales were as follows: Customer A 54.8%, Customer B 11.2%.

      Sources of Raw Materials

      PPW does not enter into long-term contracts with its suppliers. PPW buys its inks and embroidery thread from approximately eight suppliers. PPW is not dependent on any one supplier. Currently, the majority of blank apparel screen printed and embroidered is provided by its customers although, as mentioned under "Business Strategy," PPW plans on providing package deals to many of its customers in the near future.

      Production and Manufacturing

      PPW is committed to controlling costs and improving operating efficiencies. PPW concentrates on the high value-added production processes of custom design, screen printing and embroidery at its manufacturing facility. Production of PPW's products requires applying garment decorations through screen printing or embroidery.

      Screen Printing.

      The screen printing process begins with the preparation of a design by PPW's artists. PPW tests new designs for printability and color dynamics and produces sales and production samples. PPW also stocks over 140 pigment colors and numerous ink bases, which allows for in-house development of new ink applications and techniques. In the printing process, screens are positioned in automatic printing presses where inks are pressed through the screen to create the design on the garment. Garments bearing designs on different portions of the garment may move through the printing process several times. Following printing, the garments run through a dryer, making the printed design permanent and washable.

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

      Employees

      At July 14, 2000, PPW employed approximately 77 full-time and 9 part-time employees. PPW believes that its employee relations are good.

FAN-TASTIC, INC.

         Acquired in 1997, Fan-Tastic is a franchisor and owner of retail entertainment and sports stores, dba Fan-A-Mania, based in regional shopping malls. As of July 14, 2000, Fan-Tastic owned 1 of its own stores in Oregon and had 13 franchisees in the states of Arkansas, Missouri, New York, North Carolina, Virginia, Wyoming, Pennsylvania, Texas, and countries of Barbados, Canada and Japan. Fan-Tastic opened its first Fan-A-Mania store in August 1995.

         Fan-A-Mania  stores  carry a broad  range of sports  and  entertainment products purchased from national vendors who are licensed with various organizations including the following entertainment and sports companies:
Pokemon, Disney, Warner Brothers, Marvel Comics, Nickelodeon, World Wrestling Federation, National Football League, National Basketball Association, Major League Baseball, College and the National Hockey League. Products carried include apparel for ages ranging from toddlers to adults, collectibles and souvenirs for fans of entertainment and sports.

           Fan-Tastic advertises nationally to promote the Fan-A-Mania stores primarily in business periodicals. Limited additional marketing has also been done at specific business shows held in strategic regions of the United States, and through direct marketing, and internet advertising.

         With the sales of each franchise unit to a new owner, Fan-Tastic receives a franchise fee of $19,500, and a royalty on ongoing sales of 3 1/2%. Principal services Fan-Tastic provides to its franchisees are as follows:

o        Site evaluation, selection and lease negotiation.

o        Store design, merchandise and display plans.

o Reduction in inventory costs resulting from chain-wide volume pricing and simplified buying. through a consolidated buying program.

o Inventory control through a consolidated point of sale software and chain wide identification of hot selling products.

o Four days of initial training at the corporate office covering all phases of store operations; product purchasing, store promotions, etc. using the proprietary Fan-A-Mania operations manual. This initial training is followed closely with four days of training at the opening of the store and on-going follow-up training.

         Seasonality

         Approximately 43% of annual Fan-Tastic retail sales have occurred in the months of November and December.

       Suppliers

         Fan-Tastic purchases product from a number of national licensed sports and entertainment manufacturers including New Era, Champion, Applause, Giant and Changes. Fan-Tastic is not dependent upon any one supplier.

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

         Employees

         As of July 14, 2000, Fantastic had six full-time employees and three part-time employees.

LETTER OF INTENT TO MERGE WITH ROYAL AVALON S.A.

         On June 7, 2000, the Company announced the signing of a letter of intent to merge with Royal Avalon S.A. De C.V., a Mexico based apparel manufacturer. Under terms of the deal, the newly merged entity will be renamed Royal Pacific Apparel, Group, Inc. and will continue all present business activities as well as constructing new garment dyeing and printing facilities at Royal Avalon's manufacturing plants in Mexico.

         Royal Avalon has been manufacturing T-shirts in Mexico for the past five years. The Company has two production facilities located northeast of Mexico City. During calendar 1999 Royal Avalon achieved over $12 million in revenue. This merger will allow the Company to present a vertical solution to our customers. The merger will result in an increase in revenues as well as an increase in the Company's gross and operating profits.

         The present agreement between the Company and Royal Avalon calls for the Company to issue its common stock to Royal Avalon shareholders for the purchase of the business. The deal is contingent on satisfactory due diligence findings, board approvals and execution of a definitive agreement. Management from the companies believe the merger will be consummated by the end of August, 2000. Additionally, the Company is presently soliciting additional funding in order to establish screenprinting and garment dyeing at Royal Avalon's facility as well as increasing T-shirt manufacturing capacity.

QUADE, INC. AND US POLO ASSOCIATION, LTD.

         In 1997, Quade, Inc., acquired from the U.S. Polo Association ("US Polo") the exclusive master licenses rights to the US Polo name for the United States and Canada. In July 1998, the Company purchased Quade, Inc. by issuing 213,222 shares of its common stock.

         Effective October 8, 1998, the Company and Jordache Enterprises, through its affiliate, Iron Will, Inc. ("Iron Will") formed a joint venture company, U.S. Polo Association, Ltd. (US Polo), to hold the master license granted by the

US Polo Association and to perform all licensing activities relating to the US Polo Association licenses and trademarks for the United States and Canada.

         In March 1999, the Company's Board of Directors made a decision to sell its 50% ownership in U.S. Polo to Iron Will. In June 1999, the Company closed its sale of U.S. Polo ownership to Iron Will. For its sale of U.S. Polo, the Company received the cancellation of $1,000,000 in debt from Jordache Enterprises, the cancellation of $13,185 in interest and cash of $221,470. In addition, the Company received another $70,000 upon the collection of U.S. Polo royalties earned through May 31, 1999. See Note 2 of the financial statements.

         In addition, the Company and the former owner of Quade, Inc. amended the original stock purchase agreement. Under the amendment, an additional 426,667 shares of common stock were issued to the former owner of Quade without any additional earnings requirements by Quade or U.S. Polo and the $5.00 per share guarantee value of the initial common shares issued to Quade was removed.

GOLF VENTURES, INC.

          As of April 6, 1998, the Company owned 502,746 shares of common stock of Golf Ventures, Inc. (hereinafter "GVI"), a publicly held Utah corporation. As of April 6, 1998, such shares represented approximately 5.3% of the issued and outstanding common stock of GVI. This percentage was prior to the conversion of U.S. Golf Communities Preferred Stock into common stock, which conversion occurred by July 1998 and reduced the Company's holdings to approximately 1.4% of the issued and outstanding Common Stock of GVI. In connection with GVI's merger with U.S. Golf Communities, Inc. described below, and to settle all services provided by the Company to GVI, and for the assumption of certain contingent liabilities by the Company, GVI, in July 1998, issued the Company 862,000 shares of common stock. As of July 14, 2000, the Company owned 1,045,000 shares of common stock of Golf Ventures, Inc. which represents less than 3% of the outstanding shares of GVI.

         Until  December,   1997,   GVI's  assets  consisted  of  the  Red  Hawk
International Golf & Country Club (hereinafter "Red Hawk"), Cotton Manor, and Cotton Acres, real estate developments located near St. George, Utah.

         On November 25, 1997, GVI announced that it had completed a merger with U.S. Golf Communities, Inc. ("U.S. Golf Communities"), an Orlando based group of affiliated companies principally engaged in the acquisition, development and operations management of public, private and resort golf properties and adjacent residential real estate throughout the United States. The combined company was renamed to Golf Communities of America ("GCA"). The transaction was structured as a reverse merger with the assets of U.S. Golf Communities being merged into GVI in exchange for the issuance by GVI of convertible preferred stock to the current owners of U.S. Golf Communities. GVI issued sufficient shares of preferred stock to the shareholders of U.S. Golf Communities so that when converted, such shareholders would own approximately 81% of the outstanding common stock of GVI. In July 1999, GCA filed for chapter 11 bankruptcy. At July 15, 2000, GCA was still in chapter 11 bankruptcy and the Company's investment in GCA was written off (see Note 1 to the Financial Statements.)

         Additional information regarding the business of GCA can be found in GCA's reports filed with the Securities and Exchange Commission. Since the Company has no control over GCA, its interest in GCA after November 25, 1997, is that of a passive shareholder.

Item 2.  Description of Property.

         PPW rents an 85,000 square foot office and screenprinting/embroidery facility in Portland, Oregon. Fan-Tastic's offices are located in Salt Lake City, Utah and is approximately 4,000 square feet of combined office and warehouse space. Fan-Tastic leases retail mall space for its store of approximately 2,000 square feet. Lease commitments from fiscal 2001 through fiscal 2003 are $467,478, $421,671 and $67,574, respectively.

Item 3.   Legal Proceedings.

         On February 8, 1998, Quade, Inc. entered into a Sublicense Agreement ("Agreement") with Jenna Lane Kids, Inc., licensing Jenna Lane Kids, Inc. to sell various categories of sportswear apparel in misses, petite, and plus sizes with the United States Polo Association trademarks with guaranteed royalties to Quade of $600,000 over the life of the agreement.

         On March 1, 1999, Jenna Lane, Inc. and Jenna Lane Polo Association, Ltd. (hereafter referred to as Jenna Lane), filed a complaint in the Supreme Court of the State of New York against the Company and various other defendants including, Quade, Inc., U.S. Polo Association, Ltd., Robert Mintz, United States Polo Association and Jordache Enterprises, Inc. Jenna Lane was seeking a judgment of $5,000,000 compensatory damages and $10,000,000 punitive damages and rescision of the Agreement. Jenna Lane's complaint alleged the Company owed it damages resulting from, among other things, breach of contract and tortious interference with contractual relationships. In May 1999, the Company and other parties commenced an arbitration against Jenna Lane for, among other things, breach of contract. In October 1999 the Company and other parties to the complaint reached a Settlement Agreement ("Settlement") with Jenna Lane. Under the Settlement, the Company received approximately $67,000, net of attorney fees, in full and complete settlement of all claims relating to the arbitration against Jenna Lane. The Company and the other parties to the complaint also received a release from the complaint from Jenna Lane. In return, the Company and other parties to the complaint issued releases related to the arbitration and a stipulation discontinuing the arbitration. In addition, the parties to the Settlement agreed the license for Jenna Lane to sell product with United States Polo Association trademarks was terminated.

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

Calendar Quarters                    High Bid                Low Bid

1998

1st Quarter                          3.00                     1.00
2nd Quarter                          2.625                    1.0625
3rd Quarter                          1.4375                    .3125
4th Quarter                            .6875                   .25

1999

1st Quarter                            .875                    .1875
2nd Quarter                            .5                      .1875
3rd Quarter                           1.906                    .156
4th Quarter                           1.50                     .625

2000

1st Quarter                           1.312                    .625
2nd Quarter                           1.531                    .656

         As of July 14, 2000, the Company had 3,908,330 shares of its common stock issued and outstanding, and there were approximately 1,300 shareholders of record.

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

        In May 1998, effective March 31, 1998, the Company acquired approximately 83% of the outstanding shares of Printworks, Inc., for 213,472 shares of the Company's common stock. The issuance of these shares were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

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

         In July 1998, the Company acquired 100% of the outstanding shares of Quade, Inc., for 238,333 shares of the Company's common stock. The issuance of these shares were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933. The purchase agreement with Quade, Inc. provided a $5.00 per share guarantee for shares issued to the Quade, Inc. shareholder. In August 2000, the original purchase agreement with the Quade, Inc. shareholder was amended and 451,667 shares of common stock was issued to the Quade, Inc. shareholder and a former Quade, Inc. creditor. In return, the $5.00 per share guarantee was rescinded. The issuance of these shares were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933. The issuance of these shares were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

          On January 22, 1999, the Company granted options to Mr. James Stock to purchase up to 160,000 shares of the Company's common stock. Mr. Stock is to provide various investor and public relations services through January 21, 2000 and the options expire December 31, 2001. The options are not transferable, are exercisable at any time between $.50 and $3.00 per share (See Note 10 to the financial statements.) Based on the knowledge, experience and economic strength of Mr. Stock, the Company believes this transaction is exempt from registration under the Securities Act of 1933 Section 4(2).

          In August 1999, the Company issued 15,000 shares to a company for investor and public relations services. Based on the knowledge, experience and economic strength of this company, the Company believes this transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

          In March and May 2000, the Company issued 235,000 and 28,777 shares, respectively to a company for investor and public relations services. In March 2000, the Company also granted options to this same company to purchase up to 340,000 shares of the Company's common stock. The options expire in September 2001. The options are not transferable, are exercisable at any time between $1.08 and $1.72 per share (See Note 10 to the financial statements.) Based on the knowledge, experience and economic strength of this company, the Company believes this transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

           In May 2000, the Company issued 4,000 shares to a company for financial consulting services. Based on the knowledge, experience and economic strength of this company, the Company believes this transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

         The following information, on a fiscal year basis, is derived from the consolidated financial statements of the Company. Such financial statements include the Company and its subsidiaries.

RESULTS OF OPERATIONS

For the Fiscal Year Ended March 31, 2000 ("Fiscal 2000"), Compared to the Fiscal Year Ended March 31, 1999 ("Fiscal 1999).

                                              Year Ended March 31,
                                             2000               1999
                                             ----               ----
         Net sales                           100.0%             100.0%
         Cost of sales                        75.4%              78.3%
         Gross profit                         24.6%              21.7%
         General expenses                     29.9%              44.3%
         Depreciation and amortization         0.4%               4.2%
         Loss from operations                 -5.7%             -26.9%
         Other income and expenses             0.1%              -1.3%
         Gain on sale of assets                0.0%               1.1%
         Loss on write-off of GCA            -29.7%               0.0%
         Interest expense                    -12.1%             -14.0%

         Loss before income taxes
            and discontinued operations      -46.5%             -80.3%
         Discontinued operations              18.0%              -6.3%
         Income taxes                          0.0%               0.0%
         Net loss                            -29.4%             -86.6%


Sales for the year ended March 31, 2000 were $4,828,053 as compared to $3,996,739 for the year ended March 31, 1999. Pacific Print Works ("PPW") sales for Fiscal 2000 were $4,415,801 compared to $3,223,417 for Fiscal 1999. The 37% increase in PPW's revenue was primarily due to an increase in sales to PPW's five largest customers with 73% of the increase in the five largest customers coming from PPW's largest customer. The increase with these customers is largely due to PPW's high density printing capabilities in addition to the overall quality of the printing and related services. Sales for Fan-Tastic declined by approximately $361,070 which was primarily due to 1) Fiscal 2000 sales coming from the equivalent of 2.1 stores over Fiscal 2000 as opposed to 4.5 stores over the Fiscal 1999 and 2) franchise sales and royalties of $96,958 in Fiscal 2000 as opposed to $199,834 for Fiscal 1999 due to fewer new franchisee fees.

Gross profit for Fiscal 2000 was $1,187,465 compared to $867,097 for the prior year with a Company wide gross profit margin of 24.6% in Fiscal 2000 compared to 21.7% in Fiscal 1999. The increase in gross profit was primarily due to an increase in gross profit from PPW for Fiscal 2000 of $497,000. PPW's gross profit increase was due to the increase in sales while the gross profit margin improved due to the increase in sales reducing fixed production costs as a percentage of sales.

General expenses for Fiscal 2000 were $1,442,181 as compared to $1,772,155 for the prior year. The decrease was primarily attributable to a reduction of $104,000 and $95,000 in Fan-Tastic rent and payroll expenses, respectively, due to store closures.

Depreciation and amortization expenses included in total general expenses for Fiscal 2000 was $18,929 compared to $169,420 Fiscal 1999. This decrease is due to the amortization of the goodwill from the PPW acquisition in Fiscal 1999. There was no amortization from the PPW acquisition goodwill in Fiscal 2000 because this goodwill was completely written off at the end of Fiscal 1999 which resulted in a $1,434,239 expense. PPW had depreciation of $275,260 and $257,925 for Fiscal 2000 and Fiscal 1999, respectively which was included in cost of sales.

The Company's loss from operations in Fiscal 2000 was $273,645 in Fiscal 2000 compared to $1,074,478 in Fiscal 1999. The improvement in operations is due to the increase in PPW revenues as discussed above.

Interest expense for Fiscal 2000 was $584,355 compared to $561,335 for Fiscal 1999. The Company expected interest expense to be similar between Fiscal 2000 and Fiscal 1999 because the average debt outstanding for the two years was similar. The Company also incurred a loss of $1,434,239 from its write-off of Golf Communities marketable securities (see Note 1 to the Financial Statements). As these marketable securities were written completely off, no additional charge will be incurred in future years.

In Fiscal 2000, the Company sold its 50% ownership in US Polo Association, Ltd. which resulted in a gain on sale of discontinued operations for Fiscal 2000 of $867,587. In Fiscal 1999 the Company incurred a loss of $252,972 from its Quade and US Polo Association, Ltd. operations.

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


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had total assets of $2,080,720, total liabilities of $5,038,145 and total stockholders deficit of $2,957,425 compared with total assets of $3,295,534, total liabilities of $5,610,717 and total stockholders deficit of $2,315,183 at March 31, 1999. The significant changes in assets, liabilities and stockholders equity is due primarily to the Company's write-off of Golf Communities of America stock and the reduction in stockholders equity due to losses from operations and interest expense. At March 31, 2000 the Company's current ratio was approximately .358 current assets to 1 current liabilities. The Company will seek to convert certain debt to equity which will improve its current ratio.

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

Item 7.  Financial Statements and Supplementary Data.

         See Item 13. Exhibits and Reports on Form 8-K.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There have been no disagreements with accountants on accounting and financial disclosure. Effective May 1, 2000, Jones, Jensen and Company changed its name to HJ & Associates, LLC.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

         The following table sets forth the name, age and office held by each director and officer of the company, followed by a brief resume of each individual.

NAME                       AGE     POSITION HELD

B. Willes Papenfuss        42      President, Chief Executive Officer and
                                   Director
Jeffrey S. Harden          55      Vice President and Director, President of
                                   Pacific Print Works
Barry L. Papenfuss         39      Vice President, President of Fan-Tastic, Inc.
Timothy Papenfuss          40      Secretary/Treasurer, Chief Financial Officer
                                   and Director
Robert Mintz               54      Vice President and Director, President
                                   of Quade, Inc

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

         ROBERT MINTZ, Director of the Company since July 23, 1998 upon the Company's acquisition of Quade, Inc. President of U.S. Polo Association, Ltd. since October 1998. President and founder of Quade, Inc. from 1996 to October 1998. Director of Women's Apparel at London Fog from 1994 to 1995. President of Bugle Boy Womens from 1987 to 1993. Division President for Lizwear at Liz Claibourne from 1984 to 1987. Mr. Mintz has a bachelors degree in anthropology from the University of Pittsburgh.

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

         Based solely upon a review of Forms 3, Forms 4 and Forms 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the fiscal year ended March 31, 2000, Forms 4 and 5 were required to be filed by all directors and executive officers by September 15, 1999 and May 15, 2000 respectively and were not filed until July 25, 2000 except for Form 4 by Mr. Tim Papenfuss, which was filed on February 15, 2000 and Forms 4 and 5 by Mr. Karl Badger, which were filed both filed on May 11, 2000. The Company has not received any Forms 4 and 5 from any shareholder who owns more than five percent of the Company's outstanding common stock..

Item 10.  Executive Compensation.

         The  Company  has  not  had  a  bonus,   profit  sharing,  or  deferred
compensation plan for the benefit of its employees, officers of directors.

         The following table sets forth the annual compensation paid and accrued by the Company for services rendered during the fiscal years ended March 31, 2000, 1999 and 1998 to (i) the Company's Chief Executive Officer and (ii) each other executive officer of the Company or its subsidiary serving at the end of the last completed fiscal year whose salary and bonus exceeded $100,000 during the last fiscal year ("Named Executive Officer").

                           SUMMARY COMPENSATION TABLE
                                     Annual Compensation      Long-Term Compensation
                                                                 Awards                 Payouts
                                                             ----------------------   ------------------------
                                                                                      Securities
                                                               Other                   Underly-
                                                               Annual    Restricted     ing Op-                 All Other
                                                              Compen-       Stock       tions/        LTIP       Compen-
   Name And Principal       Fiscal     Salary       Bonus      sation       Award        SARs       Payouts      sation
        Position             Year         $           $          $            $           (#)         ($)          ($)
-------------------------- --------- ------------ ---------- ----------- ------------ ------------ ----------- ------------
B. Willes Papenfuss,         2000      $24,930        0          0            0         102,112        0            0
   Chief Executive           1999      $38,000        0          0            0            0           0            0
   Officer                   1998      $48,000        0          0            0            0           0            0
-------------------------- --------- ------------ ---------- ----------- ------------ ------------ ----------- ------------
Jeffrey S. Harden            2000      $96,000     $43,094       0            0         34,424         0            0
   President of PPW
-------------------------- --------- ------------ ---------- ----------- ------------ ------------ ----------- ------------

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

Stock Options

                      Option/SAR Grants in Last Fiscal Year

                                  Number of      Percent of total
                                  Securities      Exerscise or
                                 Options/SARs       Granted to        Base price         Expiration date
            Name                 Underlying        Employees in         ($/Sh)
                                Options/SARs       Fiscal year
                                 Granted (#)
----------------------------- ------------------ ----------------- ----------------- ------------------------
B. Willes Papenfuss                172,566            24.8%             $0.25            August 20, 2002
----------------------------- ------------------ ----------------- ----------------- ------------------------
Jeffrey S. Harden                  111,793            16.1%             $0.25            August 20, 2002
----------------------------- ------------------ ----------------- ----------------- ------------------------

                         Aggregated Option Exercises and Fiscal Year-End Option Values:

                                                                        Number of
                                                                        Securities            Value of
                                                                        Underlying         Unexercised in-
                                   Shares                              Unexercised            the-money
            Name                 Acquired on      Value realized     Options/SARs at       Options/SARs at
                                Exercise (#)           ($)              FY-end (#)           FY-end ($)
                                                                       Exercisable/         Exercisable/
                                                                      Unexercisable         Unexercisable
----------------------------- ------------------ ----------------- --------------------- --------------------
B. Willes Papenfuss                   0                 0             111,283/86,283       $91,633/$91,633
----------------------------- ------------------ ----------------- --------------------- --------------------
Jeffrey S. Harden                     0                 0             55,896/55,897        $59,362/59,363
----------------------------- ------------------ ----------------- --------------------- --------------------

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information, to the best knowledge of the Company, as of July 14, 2000, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock; (ii) each director; and (iii) all current directors and executive officers as a group.

NAME AND ADDRESS OF                           NUMBER OF              PERCENT
BENEFICIAL OWNER                              SHARES OWNED           OF CLASS

Banque SCS Alliance SA                          858,515 (1)           21.96%
11 Route De Florissant Case Portal 3733
12111 Geneva 3, Switzerland

George H. Badger                                519,852 (2)           13.3%
550 Northmont Way
Salt Lake City, UT  84103-3323

Stockbroker Presentations, Inc.                 603,777  (9)          14.21%
2232 East Semeran Blvd.
Apopks, FL  32703

Don Pickett, agent for                          183,250                4.69%
Mindon Investment and The Stella Trust
1150 Augusta Way
Salt Lake City, UT  84108

Karl F. Badger                                   71,193 (3)            1.79%
1041 E. Duffer Lane
Bountiful, UT  84010

Barry L. Papenfuss                              290,175 (4)            7.1%
9659 S. Chavez Dr.
S. Jordan, UT 84095

Timothy M. Papenfuss                            263,756 (5)            6.4%
3441 S. Medford Dr.
Bountiful, UT 84010

B. Willes Papenfuss                             250,674 (6)            6.1%
12313 SE Wagner Street
Portland, OR   97236

Jeffrey S. Harden                               253,602 (7)            6.56%
17942 St. Clair Dr.
Lake Oswego, OR  97034

Robert Mintz                                    588,000 (8)           14.97%
30 Otter Trail
Westport, CT  06880

All Officers and Directors as
a Group (6 persons)                           1,727,400               36.87%


1        Banque SCS Alliance SA disclaims  beneficial ownership but has provided no additional information to the Company to identify the beneficial owners.

2        Mr. George Badger is the beneficial owner of 130,987 shares held by his wife LaJuana Badger in an IRA account and 120,000 shares held by his wife. These shares also include 265,000 shares held in an irrevocable trust for the benefit of Mr. Badger's children, for which he does not act as trustee. Mr. Badger disclaims beneficial ownership of these shares.

3        Mr.  Karl  Badger is the owner of vested  options  to  purchase  25,000 shares of the Company's common stock at $2.00 a share. Mr. Karl Badger also is the owner of options to purchase 34,193 shares of the Company's common stock at $.25 per share, of which fifty percent are vested with the remaining fifty percent vesting in August 2000.

4        Mr. Barry  Papenfuss is the owner of vested options to purchase  15,000 of the Company's common stock at $2.00 a share. Mr. Barry Papenfuss also is the owner of options to purchase 163,127 shares of the Company's common stock at $.25 per share, of which fifty percent are vested with the remaining fifty percent vesting in August 2000. Messrs. Barry Papenfuss, Timothy Papenfuss and
B. Willes Papenfuss are brothers.

5        Mr. Timothy Papenfuss is the owner of vested options to purchase 15,000 shares of the Company's common stock at $2.00 a share. Mr. Timothy Papenfuss also is the owner of options to purchase 194,612 shares of the Company's common stock at $.25 per share, of which fifty percent are vested with the remaining fifty percent vesting in August 2000.

6        Mr. B.  Willes  Papenfuss  is the owner of vested  options to  purchase
25,000 shares of the Company's common stock at $2.00 a share. Mr. B. Willes Papenfuss also is the owner of options to purchase 172,566 shares of the Company's common stock at $.25 per share, of which fifty percent are vested with the remaining fifty percent vesting in August 2000.

7        Mr.  Jeffrey  Harden's  shares  include  82,030 held by his wife,  Lynn
Harden, and 2,413 and 2,413 shares held by his children, Brittany and Blake Harden, respectively. Mr. Jeffrey Harden also is the owner of options to purchase 111,793 shares of the Company's common stock at $.25 per share, of which fifty percent are vested with the remaining fifty percent vesting in August 2000.

8        Mr.  Robert  Mintz is the owner of vested  options to  purchase  20,000 shares of the Company's common stock at $.25 a share, of which fifty percent are vested with the remaining fifty percent vesting in August 2000.

9        Stockbroker Presentations, Inc., in March 2000, was granted warrants to purchase 340,000 shares of common stock. The warrants can be exercised immediately, expire September 2001 and were issued with grant prices of $1.08, $1.32, $1.49 and $1.72 per share for 85,000 shares of common stock each.

Item 12. Certain Relationships and Related Transactions.

George Badger, a shareholder and former Company President, and father to former Company President Karl Badger, has provided loans to the Company. At March 31, 2000, the Company owed Mr. Badger $316,501 with interest and principal payment of $5,000 per month. This note is due October 31, 2001. On July 14, 1998 the Company issued 300,000 shares to Mr. George Badger for prior services.

Item 13.  Exhibits and Reports on Form 8-K.

         The following financial statements, schedules, reports and exhibits are filed with this Report:

         (a) FINANCIAL STATEMENTS

                  (1) Report of HJ & Associates, LLC, Independent
                      Public Accountants.                                   F-3

                  (2) Consolidated Balance Sheet as of March 31, 2000.      F-4

                  (3) Consolidated Statements of Operation for the
                      years ended March 31, 2000 and 1999.                  F-6

                  (4) Statement of Stockholders' Equity for the period
                      March 31, 1998 through March 31, 2000.                F-8

                  (5) Consolidated Statements of Cash Flows for years
                      ended March 31, 2000 and 1999.                        F-9

                  (6) Notes to Financial Statements.                       F-11

         (d) Exhibits

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit No.       Exhibit Name

3.1 (1)           Articles of Incorporation
3.2 (2)           Amendment to Articles of Incorporation
3.3 (1)           By-Laws
3.4 (7)           Amendment on name change
3.5 (7)           Amendment on Series D designation
3.6 (7)           Amendment on Series E designation
10.1 (1)          Agreement with TechKNOWLOGY, Inc.
10.2 (1)          Financing Agreement
10.3 (1)          Exchange of Shares Agreement
10.4 (1)          Option Contract
10.5 (1)          Extension to Option Contract
10.6 (1)          Further Amendment to Option Agreement
10.7 (1)          Purchase Agreement
10.8 (1)          Amendment to Purchase Agreement
10.9 (1)          Addendum to Purchase Agreement
10.10 (1)         Purchase Agreement (Stella Trust)
10.11 (2)         Agreement of Joint Project
10.12 (2)         Amendment to Agreement of Joint Project
10.13 (2)         Dynamic American Option
10.14 (2)         Land Sale Agreement
10.15 (2)         Assignment of Trust Deed and Trust Deed Note
10.16 (2)         Promissory Note (Johnson)
10.17 (3)         TKI Dealer Agreement
10.18 (4)         Modification Agreement
10.19 (4)         Land Sales Agreement (Mindon)
10.20 (4)         Sales Agreement (Property Alliance)
10.21 (5)         Assignment Agreement
10.22 (6)         Agreement with The Stella Trust and Mindon Investments
                  (Pickett Group)
10.23 (6)         Acquisition Agreement with Golf Ventures, Inc.
10.24 (6)         Settlement Agreement and General Release (TKI)
10.25 (7)         Stock Purchase Agreement (Fantastic)
10.26 (7)         Agreement (Vowell/Finally)
10.27             Termination Agreement (Vowell/The Company)
10.28             Stock Exchange Agreement (Pacific Print Works)
10.29             Stock Exchange Agreement (Quade, Inc.)
10.30             Employee Stock Option Plan
10.31             Funding Fee Agreement (Badger)
10.32             GVI Settlement Agreement
10.33             U.S. Polo Association Shareholders' Agreement
10.34             Secured Promissory Note with Jordache Enterprises, Inc.
10.35             U.S. Polo Association Ltd. Stock Redemption Agreement
10.36             Promissory Note with Miltex Industries
10.37             Promissory Note with George Badger
10.38             Alliance Financial accounts receivable factor Agreement
16.1 (2)          Letter Regarding Change in Certifying Public Accountant
21.               Subsidiaries
23.               Consent of Independent Auditor
27.               Financial Data Schedules
99.1 (2)          List of Third Party Loans to TechKNOWLOGY, Inc.
(28.1)*

99.2 (2)          Lease of LTI Office
(28.2)*
99.3 (2)          Financial  Statements for years ended March 31, 1989,  (28.3)*
                  1988 and 1987, and quarter ended June 30, 1989, as prepared by
                  Dale K. Barker Co., P.C.
99.4 (4)          Class "A" Preferred Stock
(28.4)*
99.5 (4)          Debenture
(28.5)*

         (1) Incorporated by reference to the Form 10 Registration Statement filed with the Commission October 16, 1990, File No.0-18865.

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

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                     (Registrant)

                                     By:  /s/ Timothy M. Papenfuss
                                          --------------------------------
                                          Timothy M. Papenfuss

Dated: July 25, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                         Title                         Date

/s/ B. Willes Papenfuss       President, Chief Executive         July 25, 2000
-----------------------       Officer and Director
    B. Willes Papenfuss       (Principal Executive
                              Officer)


/s/ Timothy M. Papenfuss     Secretary / Treasurer and          July 25, 2000
------------------------     Director (Chief Financial
 Timothy M. Papenfuss        Officer, Chief Accounting
                             Officer and Controller)

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                        Consolidated Financial Statements
                             March 31, 2000 and 1999

                                 C O N T E N T S

Independent Auditors' Report .............................................. F-3

Consolidated Balance Sheet ................................................ F-4

Consolidated Statements of Operations ..................................... F-6

Consolidated Statements of Stockholders' Equity (Deficit).................. F-8

Consolidated Statements of Cash Flows ......................................F-9

Notes to the Consolidated Financial Statements ........................... F-11

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
American Resources and Development Company and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of American Resources and Development Company and Subsidiaries at March 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2000 and 1999 These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Resources and Development Company and Subsidiaries at March 31, 2000 and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
July 28, 2000

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Consolidated Balance Sheet

                                     ASSETS

                                                                                                    March 31,
                                                                                                       2000
                                                                                               -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                                   $           8,914
   Accounts receivable, net (Note 1)                                                                     586,829
   Inventory (Note 1)                                                                                    232,310
   Prepaid and other current assets                                                                      102,359
   Marketable securities (Note 1)                                                                          2,485
                                                                                               -----------------
     Total Current Assets                                                                                932,897
                                                                                               -----------------
PROPERTY AND EQUIPMENT (NOTE 1)
   Furniture, fixtures and equipment                                                                     404,322
   Capital leases                                                                                      1,277,899
                                                                                               -----------------
     Total depreciable assets                                                                          1,682,221
     Less: accumulated depreciation                                                                     (597,131)
                                                                                               -----------------
     Net Property and Equipment                                                                        1,085,090
                                                                                               -----------------

OTHER ASSETS
   Deposits                                                                                               62,733
                                                                                               -----------------
   Total Other Assets                                                                                     62,733
                                                                                               -----------------
   TOTAL ASSETS                                                                                $       2,080,720
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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                     Consolidated Balance Sheet (Continued)
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    March 31,
                                                                                                       2000
                                                                                               -----------------
CURRENT LIABILITIES
   Accounts payable                                                                            $         449,011
   Accrued expenses and other current liabilities                                                        822,780
   Line of credit (Note 3)                                                                               416,171
   Current portion of notes payable (Note 4)                                                             546,542
   Current portion of notes payable, related parties (Note 5)                                             69,797
   Current portion of capital lease obligations (Note 6)                                                 302,551
   Deferred revenue                                                                                       20,000
                                                                                               -----------------
   Total Current Liabilities                                                                           2,626,852
                                                                                               -----------------
LONG-TERM DEBT
   Reserve for discontinued operations (Note 2)                                                          734,988
   Notes payable (Note 4)                                                                                 62,981
   Notes payable, related parties (Note 5)                                                             1,224,049
   Capital lease obligations (Note 6)                                                                    389,275
                                                                                               -----------------
     Total Long-Term Debt                                                                              2,411,293
                                                                                               -----------------
     Total Liabilities                                                                                 5,038,145
                                                                                               -----------------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                                                 245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 4,475,953
    shares issued and  3,875,953 outstanding (Note 9)                                                      3,876
   Additional paid-in capital                                                                          7,640,045
   Accumulated deficit                                                                               (10,601,591)
                                                                                               -----------------
      Total Stockholders' Equity (Deficit)                                                            (2,957,425)
                                                                                               -----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $       2,080,720
                                                                                               =================

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                      Consolidated Statements of Operations

                                                                                    For the Years Ended
                                                                                         March 31,
                                                                          --------------------------------------
                                                                                 2000                 1999
                                                                          ------------------   -----------------
SALES
  Sales                                                                   $        4,828,053   $       3,996,739
  Cost of sales                                                                    3,640,588           3,129,642
                                                                          ------------------   -----------------
     Gross Profit                                                                  1,187,465             867,097
                                                                          ------------------   -----------------
EXPENSES
  General and marketing expenses                                                   1,442,181           1,772,155
  Depreciation and amortization                                                       18,929             169,420
                                                                          ------------------   -----------------
     Total Expenses                                                                1,461,110           1,941,575
                                                                          ------------------   -----------------
LOSS FROM OPERATIONS                                                                (273,645)         (1,074,478)
                                                                          ------------------   -----------------
OTHER INCOME AND (EXPENSES)
  Loss on write-off of GCA                                                        (1,434,239)             -
  Writedown of goodwill                                                               -               (1,568,215)
  Other income (expenses)                                                              3,541             (50,139)
  Gain on sale of assets                                                              -                   45,639
  Interest expense                                                                  (584,355)           (561,335)
                                                                          ------------------   -----------------
       Total Other Income and (Expenses)                                          (2,015,053)         (2,134,050)
                                                                          ------------------   -----------------
LOSS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                                         (2,288,698)         (3,208,528)
                                                                          ------------------   -----------------
DISCONTINUED OPERATIONS
  Loss from operations of Quade and USPA (Note 2)                                     -                 (252,972)
  Gain on disposal of USPA (Note 2)                                                  867,587              -
                                                                          ------------------   -----------------
        Total Discontinued Operations                                                867,587            (252,972)
                                                                          ------------------   -----------------
INCOME TAXES                                                                          -                   -
                                                                          ------------------   -----------------
NET LOSS                                                                          (1,421,111)         (3,461,500)
                                                                          ------------------   -----------------
OTHER COMPREHENSIVE LOSS
   Loss on valuation of marketable securities                                         -                 (435,188)
                                                                          ------------------   -----------------
     Total Other Comprehensive Loss                                                   -                 (435,188)
                                                                          ------------------   -----------------
NET COMPREHENSIVE LOSS                                                    $       (1,421,111)  $      (3,896,688)
                                                                          ==================   =================
        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                Consolidated Statements of Operations (Continued)

                                                                                    For the Years Ended
                                                                                         March 31,
                                                                          --------------------------------------
                                                                                 2000                 1999
                                                                          ------------------   -----------------
BASIC LOSS PER SHARE OF COMMON STOCK -
  CONTINUING OPERATIONS                                                   $            (0.64)  $           (1.03)
                                                                          ==================   =================
BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK -
  DISCONTINUED OPERATIONS                                                 $             0.24   $           (0.08)
                                                                          ==================   =================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                      3,549,495           3,124,224
                                                                          ==================   =================

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Consolidated Statements of Stockholders' Equity
                             March 31, 2000 and 1999

                                        Common Stock              Preferred Stock         Other          Additional
                               ----------------------------  ------------------------  Comprehensive       Paid-In     Accumulated
                                  Shares          Amount        Shares     Amount         Loss             Capital       Deficit
                               -------------   ------------  -----------  -----------  -------------    -----------  --------------
Balance, April 1, 1998             2,929,263   $      2,929      244,953  $       245  $    -           $ 7,026,260  $   (5,718,980)

Stock issued for cash                 48,000             48       -            -            -                59,954          -

Stock issued for Quade
 acquisition (Note 2)                238,333            238       -            -            -               417,678          -

Stock adjustment on PPW
 acquisition (Note 2)                (45,310)           (45)      -            -            -              (226,505)         -

Expense recognized for
 vested options                       -              -            -            -            -                17,496          -

Stock issued for loan                  4,000              4       -            -            -                 2,183          -

Loss on valuation of
 marketable securities                -              -            -            -          (435,188)          -               -

Net loss for the year ended
 March 31, 1999                       -              -            -            -            -                -           (3,461,500)
                                   ---------   ------------      -------  -----------  -----------      -----------  --------------

Balance, March 31, 1999            3,174,286          3,174      244,953          245     (435,188)       7,297,066      (9,180,480)

Stock issued for Quade
 acquisition (Note 2)                451,667            452        -           -            -               144,099          -

Stock issued for consulting
 services                            250,000            250       -            -            -               181,384

Expense recognized for
 vested options                       -              -            -            -            -                17,496

Recognition of loss on
 valuation of marketable
 securities                           -              -            -            -           435,188           -               -

Net loss for the year ended
 March 31, 2000                       -              -            -            -            -                -           (1,421,111)
                                   ---------   ------------      -------  -----------  -----------      -----------  --------------
Balance, March 31, 2000            3,875,953   $      3,876      244,953  $       245  $    -           $ 7,640,045  $  (10,601,591)
                                   =========   ============      =======  ===========  ===========      ===========  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                      Consolidated Statements of Cash Flows

                                                                                    For the Years Ended
                                                                                          March 31,
                                                                          --------------------------------------
                                                                                  2000                1999
                                                                          ------------------   -----------------
OPERATING ACTIVITIES
   Net loss                                                               $       (1,421,111)  $      (3,461,500)
   Adjustments to reconcile net loss to net cash
   (used) by operating activities, net of effect of
    mergers:
     Gain on sale of USPA, Ltd.                                                     (867,587)             -
     Depreciation and amortization                                                   294,188             449,553
     Write-down of goodwill                                                           -                1,568,215
     Stock option and stock for services                                             107,927              19,683
     Loss on write-off of GCA marketable securities                                1,434,239              -
     Gain on sale of marketable securities                                            -                   45,639
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                               (70,169)           (294,785)
     Decrease in inventory                                                            61,458             143,235
     (Increase) decrease in other assets                                             (86,959)             97,103
     Increase (decrease) in accounts payable and other
      current liabilities                                                            497,577            (106,046)
     Increase in deferred revenue                                                     10,000              10,000
     Increase in reserve for discontinued operations                                  74,865              67,794
                                                                          ------------------   -----------------
       Net Cash (Used) by Operating Activities                                        34,428          (1,461,109)
                                                                          ------------------   -----------------

INVESTING ACTIVITIES
   Proceeds from sale of USPA, Ltd.                                                  221,470              -
   Proceeds from sale of marketable securities                                        33,059             255,798
   Purchases of property and equipment                                               (62,876)           (309,006)
                                                                          ------------------   -----------------
     Net Cash (Used) by Investing Activities                                         191,653             (53,208)
                                                                          ------------------   -----------------
FINANCING ACTIVITIES
   Net proceeds on line of credit                                                     48,326             367,845
   Payments on long-term debt and capital lease obligations                         (347,260)           (680,294)
   Note payable borrowings                                                            39,800           1,794,070
   Issuance of common stock for cash                                                  -                   60,000
                                                                          ------------------   -----------------
     Net Cash Provided by Financing Activities                                      (259,134)          1,541,621
                                                                          ------------------   -----------------

INCREASE (DECREASE) IN CASH                                                          (33,053)             27,304
CASH, BEGINNING OF YEAR                                                               41,967              14,663
                                                                          ------------------   -----------------
CASH, END OF YEAR                                                         $            8,914   $          41,967
                                                                          ==================   =================

              The accompanying  notes are an integral part of these consolidated financial statements.


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                Consolidated Statements of Cash Flows (Continued)

                                                                                    For the Years Ended
                                                                                          March 31,
                                                                          --------------------------------------
                                                                                  2000                1999
                                                                          ------------------   -----------------
CASH PAID FOR
  Interest                                                               $         344,901     $         233,133
  Income taxes                                                           $          -          $          -

NON CASH FINANCING ACTIVITIES
  Common stock issued for services and options                           $         107,927     $          19,683

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

               a. Principles of Consolidation

               The accompanying consolidated financial statements include American Resources and Development Company and its subsidiaries, Pacific Printing and Embroidery L.L.C. (PPW) and Fan-Tastic, Inc.
               (FTI).

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

               g. Accounts Receivable

               Accounts receivable are shown net of the allowance for bad debts of $63,822 at March 31, 2000.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

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

               At March 31, 2000, the Company held 1,045,000 shares of GCA stock. Because of GCA filing for bankruptcy in July of 1999, substantial doubt exists regarding the ability of the Company to recover its investment in GCA. At July 14, 2000, GCA was still in Chapter 11 bankruptcy and its market value was $0.06 per share. Furthermore, the majority of the Company's stock in GCA is restricted and the Company does not have the ability to have the restriction removed because GCA is not current in its SEC filings. As a result, the Company wrote off its cost in GCA at March 31, 2000 and incurred a loss of $1,434,239.

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

               Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were $(0.64) and $(1.03) for the years ended March 31, 2000 and 1999, respectively. Basic net (loss) income from discontinued operations per common share and diluted net loss from discontinued operations per common share were $0.24 and $(0.08), respectively. Weighted average common shares outstanding were 3,549,495 and 3,124,224 for the years ended March 31, 2000 and 1999, respectively.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999


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

               l. Goodwill

               On March 31, 1998, the Company recognized goodwill of $1,696,412 from the purchase of Pacific Print Works (aka Pacific Printing and Embroidery LLC). The Company amortized $128,198 of goodwill from the PPW acquisition in fiscal 1999. In the fourth quarter of fiscal 1999, the Company wrote-off its remaining goodwill from the PPW acquisition due to a permanent impairment, resulting in an additional expense of $1,568,215. The Company recognizes goodwill from the excess of the purchase price of its acquisitions over the fair value of the net assets acquired.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

               o. Prior Period Reclassification

               Certain 1999 amounts have been reclassified to conform to the presentation of the 2000 consolidated financial statements.

NOTE 2 -       MERGERS AND ACQUISITIONS

               Golf Ventures, Inc.

               In  November  1997,   Golf  Ventures,   Inc.,  a  former  Company
               subsidiary, merged with U.S. Golf Communities. U.S. Golf Communities was the controlling company in this merger and subsequent to the merger the combined company's name changed to Golf Communities of America (GCA). This merger resulted in a less than 20% American Resources' ownership in GVI. Therefore, subsequent to the merger, the Company's investment in GVI is reflected as an investment in accordance with Financial Accounting Standards Board Statement No. 121.

               The Company has a reserve for discontinued operations of $734,988 at March 31, 2000.

               Pacific Print and Embroidery, LLC (aka Pacific Print Works)

               In May 1998, the Company acquired 83% of the outstanding shares of Pacific Print Works (PPW). The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. Liabilities assumed in excess of assets acquired was $629,252 and 213,472 shares of the Company's common stock were issued to PPW shareholders with a guaranteed share value of $5.00 resulting in goodwill of $1,686,411. In addition, depending on PPW's performance from April 1, 1998 through March 31, 2001, additional shares of the Company's common stock would be issued to the Sellers if minimum earnings levels were met. Based on the $5.00 guarantee and the Company's share value from October 1998 through March 1999, the Company is obligated to issue additional shares of common stock to the Sellers. An amendment to the PPW Stock Purchase Agreement is being evaluated by the Company and the Sellers in which the Company would issue another 854,000 shares of the Company's common stock to the Sellers and any additional earnings requirements by PPW or per share value guarantee by the Company would be eliminated.

               Quade, Inc. and U.S. Polo Association, Ltd.

               In 1997, Quade, Inc. acquired from the U.S. Polo Association ("US Polo") the exclusive master licenses rights to the US Polo name for the United States and Canada.

               On July 23, 1998, the Company purchased Quade by issuing 238,333 shares of its common stock.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 2 -       MERGERS AND ACQUISITIONS (Continued)

               Effective October 8, 1998, the Company and Jordache Enterprises, through its affiliate, Iron Will, Inc. ("Iron Will") formed a joint venture company, U.S. Polo Association, Ltd. (US Polo), to hold the master license granted by the US Polo Association and to perform all licensing activities relating to the US Polo Association licenses and trademarks for the United States and Canada. The Company and Iron Will each owned 50% of US Polo and management and the Board of Directors for US Polo were shared equally by the Company and Iron Will. For its ownership in US Polo, the Company contributed, through Quade, Inc., all assets and liabilities relating to the business of the licensing of US Polo including the master license and sublicense agreements in the US Polo name and trademarks. Iron Will contributed $900,000. The Company's investment in this joint venture was accounted for under the equity method of accounting. The Company's share of losses from this joint venture for the year ended March 31, 1999 were $127,268.

               In March 1999, the Company's Board of Directors made a decision to sell its 50% ownership in U.S. Polo to Iron will. In June 1999, the Company closed its sale of U.S. Polo ownership to Iron Will. For its sale of U.S. Polo, the Company received the cancellation of $1,000,000 in debt from Jordache Enterprises, the cancellation of $13,185 in interest and cash of $221,470. In addition, the Company received another $70,000 upon the collection of U.S. Polo royalties earned through May 31, 1999.

               The results of operations of Quade, Inc. and U.S. Polo for the year ended March 31, 1999 has generated a loss of $252,972 on sales of $232,712. A gain on the disposal of U.S. Polo for $867,587 was recognized for year ending March 31, 2000. No income tax benefit or expense has been attributed to the disposal of U.S. Polo.

               In addition, the Company and the former owner of Quade amended the original stock purchase agreement. Under the amendment, an additional 451,667 shares of common stock were issued to the former owner of Quade and to a Quade creditor and the additional earnings requirements by Quade or U.S. Polo to receive additional Company common stock was eliminated. In return, the $5.00 per share guaranteed value of the initial common shares issued to the Quade shareholder was removed.

NOTE 3 -       LINE OF CREDIT

               In November 1998, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1 million of receivables, net of a 15% collection reserve. The Company is charged .065% daily for all receivables sold and uncollected under this financing agreement. At March 31, 2000, the Company had a payable of $416,171 for net funds advanced from this accounts receivable line of credit. The Company received $3,892,926 and $1,163,873 from the sale of receivables for the year ended March 31, 2000 and 1999 and recognized $95,606 and $24,560 in interest expense from the discount of selling these receivables, respectively.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 4 -       NOTES PAYABLE

               Notes payable are comprised of the following:

                                                                                                    March 31,
                                                                                                       2000
                                                                                               -----------------
              Note payable, unsecured, bearing interest at 12%, payable in
               monthly installments of $7,000, including interest.  Due on demand.             $          26,603

              Convertible subordinated debentures, originally due June 30, 1996
               bearing interest at 12% per annum.  Interest payable quarterly.                           187,000

              Notes payable to shareholders of PPW.  Interest rates
               average 10%, primarily due on demand, unsecured.                                          341,008

              Notes payable with three vendors with interest rates averaging
               12%; partially secured by equipment, due in 2000.                                          54,912
                                                                                               -----------------
              Subtotal                                                                                   609,523

              Less current portion                                                                      (546,542)
                                                                                               -----------------
              Long-term portion                                                                $          62,981
                                                                                               =================

              Maturities of long-term debt are as follows:

                                            March 31, 2001                                     $         546,542
                                            March 31, 2002                                                62,981
                                                                                               -----------------
                                                                                               $         609,523

NOTE 5 -      NOTES PAYABLE, RELATED PARTIES

                                                                                                   March 31,
                                                                                                     2000
                                                                                               -----------------
              Note payable to Miltex  Industries,  secured by 700,000  shares of
               GCA and 1,475,000 shares of the Company's common stock. Interest at
               15% with monthly principal and interest payments

               of $11,000 with a final balloon payment December 31, 2001.                      $         723,494

              Note payable to a shareholder, secured by GCA stock.  Interest payable monthly at 13.5% with interest and principal payments
               of $5,000 per month.  Due October 31, 2001.                                               315,859

              Note payable to a Company owned by a shareholder.  Interest
               payable at 72% with interest and principal payments due currently.                         45,204

              Notes payable to shareholders (includes officers and directors of the Company).  Interest rates average 10.5%.  Unsecured, due on
               demand, but not expected to be repaid until 2003.                                         209,289
                                                                                               -----------------
                                            Subtotal                                                   1,293,846

                                            Less current portion                                         (69,797)
                                                                                               -----------------
                                            Long-term portion                                  $       1,224,049
                                                                                               =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 5 -       NOTES PAYABLE, RELATED PARTIES (Continued)

               Maturities of notes payable, related parties are as follows:

                      March 31, 2001               $          69,797
                      March 31, 2002                       1,039,353
                      March 31, 2003                         114,899
                                                   -----------------
                                                   $       1,224,049

NOTE 6 -       CAPITAL LEASES

               Property and equipment payments under capital leases as of March 31, 2000 is summarized as follows:

               Year End
               March 31,

               2001                                               $    373,124
               2002                                                    225,438
               2003                                                    123,785
               2004                                                     88,308
               2005                                                     32,378
                                                                  ------------

               Total minimum lease payments                            843,033
               Less interest and taxes                                (151,207)
                                                                  ------------

               Present value of net minimum lease payments             691,826
               Less current portion                                   (302,551)
                                                                  ------------

               Long-term portion of capital lease obligations     $    389,275
                                                                  ============

               The Company recorded depreciation on capitalized lease equipment expense of $232,589 and $196,606 for the years ended March 31, 2000 and 1999, respectively.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 8 -       PREFERRED STOCK

               The shareholders of the Company have authorized 10,000,000 shares of preferred stock with a par value of $0.001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company.

               SERIES B:

               At March 31, 2000, there are 94,953 shares of series B preferred stock issued and outstanding. The holders of these series B preferred shares are entitled to an annual cumulative cash dividend of not less than sixty cents per share. At March 31, 2000, there is a total of $406,620 of accrued and unpaid dividends related to the series B preferred stock which have been included in the accompanying consolidated financial statements. These series B preferred shares were convertible into shares of the Company's common stock which conversion option expired March 31, 1995.

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

               In August 1999, the Board of Directors granted options to purchase 696,291 shares of common stock at $0.25. Fifty percent of these options vest immediately and the remainder vest in August 2000. The options were issued to various officers and directors of the Company for past services, risk associated with various debt incurred by officers for the Company and guarantees by officers of Company debt, and for future services. No compensation expense was recognized, as the option price was greater than the fair market value of the stock at the date of the option grant.

               In December 1997, the Board of Directors granted options to purchase 39,000 shares of stock at $2.00. These options are exercisable beginning March 31, 1998, are exercisable over staggered periods and expire after ten years. No compensation expense was recognized as the option price was greater than the fair market value of the stock at the date of the option grant.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 10 -      STOCK OPTIONS (Continued)

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

               Pro forma expense in year 1 would be $77,660, $52,402 and $5,646 in years 2 and 3, respectively, with an increase in pro forma expenses per share of $0.02 in year 1, $0.05 in year 2 and $0.00 in year 3.

               On March 1, 2000, the Company granted options to a company to purchase up to 340,000 shares of the company's common stock. This company is to provide various investor relations services. The Company is recognizing a $32,385 expense over 4 months based upon the value of the options as calculated from an option pricing model. The options expire September 1, 2001, are not transferrable and are exercisable at any time at the following rates:

                        85,000 shares         at      $1.08 per share;
                        85,000 shares         at      $1.32 per share;
                        85,000 shares         at      $1.49 per share;
                        85,000 shares         at      $1.72 per share.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999


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

                                                                    March 31,
                                                                     2000

                    Expected dividend yield                            0%
                    Expected stock price volatility                   70%
                    Risk-free interest rate                          6.5%
                    Expected life of options (in years)               10

NOTE 11 -      COMMITMENTS AND CONTINGENCIES

               Office Lease

               The Company leases office and warehouse space in Salt Lake City, Utah and Portland, Oregon and leases space for a retail store in Oregon. Lease commitments for the years ended March 31, 2001 through March 31, 2003 are $467,478, $421,671 and $67,574, respectively.

               Legal Proceedings

               The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

NOTE 12 -      GOING CONCERN

               The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company has received funds from a private placement and debt funding and plans to continue making private stock and debt. There is no assurance that the Company will be able to obtain sufficient funds from other sources as needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

NOTE 13 -      BUSINESS SEGMENTS

               Effective March 31, 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company conducts its operations principally in the contract screen printing and embroidery industry with Pacific Print works, Inc. and the retail franchise industry with Fan-Tastic, Inc.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 13 -      BUSINESS SEGMENTS (Continued)

               Certain financial information concerning the Company's operations in different industries is as follows:

                                                 For the
                                                 Years Ended          Pacific                            Corporate
                                                 March 31,            Print Works      Fan-Tastic        Unallocated
                                                 ---------            -----------      ----------        -----------
              Net sales                           2000             $      4,415,801  $       412,252
                                                  1999                    3,223,417          773,322

              Operating income (loss)
               applicable to industry
               segment                            2000                      181,348         (202,951)
                                                  1999                     (307,406)        (355,182)

              General corporate expenses
               not allocated to industry
               segments                           2000                                                 $       252,041
                                                  1999                                                         411,890

              Writedown of goodwill               2000
                                                  1999                                                      (1,568,215)

              Interest expense                    2000                     (339,253)         (38,746)         (206,356)
                                                  1999                     (269,949)         (60,442)         (229,944)

              Other income (expenses)
               including interest and gain
               and loss on write-down of
               marketable securities              2000                        7,469           (4,174)       (1,433,994)
                                                  1999                      (34,493)          29,167             5,144

              Income (loss) from
               discontinued operations            2000                                                         867,587
                                                  1999                                                        (252,972)

              Assets                              2000                    1,893,576           84,391           102,753

              Depreciation and
               amortization                       2000                      279,260           12,013             2,915
                                                  1999                      261,925           34,180           153,448

              Property and equipment
               acquisitions                       2000                      272,468            6,007
                                                  1999                      301,400            7,606

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 14 -      SUBSEQUENT EVENTS

               On June 7, 2000, the company announced the signing of a letter of intent to merge with Royal Avalon S.A. De C.V., a Mexico based apparel manufacturer. Under terms of the deal, the newly merged entity will be renamed Royal Pacific Apparel Group, Inc. and will continue all present business activities as well as constructing new garment dying and printing facilities at Royal Avalon's manufacturing plants in Mexico.

               Royal Avalon has been manufacturing T-shirts in Mexico for the past five years. During calendar 1999 Royal Avalon achieved over $12 million in revenue.

               The present agreement between the Company and Royal Avalon calls for the Company to issue its common stock to Royal Avalon shareholders for the purchase of the business. The deal is contingent on satisfactory due diligence findings, board approvals and execution of a definitive agreement. Management from the companies believe the merger will be consummated by the end of August 2000. Additionally, the Company is presently soliciting additional funding in order to establish screenprinting and garment dying at Royal Avalon's facility as well as increasing T- shirt manufacturing capacity.