Form 10QSB
period 2000-06-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2000-08-14
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000;

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of August 10, 2000, the Registrant had outstanding 4,008,730 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2000 and
           March 31, 2000                                                    3

         Condensed Consolidated Statements of Operations -Three months
           ended June 30, 2000 and 1999                                      5

         Statements of Stockholders' Equity                                  7

         Condensed Consolidated Statements of Cash Flows - Three
           months ended June 30, 2000 and 1999                               9

         Notes to Condensed Consolidated Financial Statements - June
           30, 2000                                                         11


Item 2:  Management's Discussion and Analysis or Plan of Operation          22



Item 1.    Legal Proceedings                                                24

Item 2.    Changes in Securities                                            24

Item 3.    Defaults upon Senior Securities                                  24

Item 4.    Submission of Matters to a Vote of Security Holders              24

Item 5.    Other Information                                                24

Item 6.    Exhibits and Reports on Form 8-K                                 24


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Consolidated Balance Sheet

                                     ASSETS

                                                                                 June 30,           March 31,
                                                                                   2000               2000
                                                                           ------------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                                               $              349  $           8,914
   Accounts receivable, net (Note 1)                                                  534,065            586,829
   Inventory (Note 1)                                                                 209,842            232,310
   Prepaid and other current assets                                                    25,333            102,359
   Marketable securities (Note 1)                                                      -                   2,485
                                                                           ------------------  -----------------
     Total Current Assets                                                             769,589            932,897
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (NOTE 1)
   Furniture, fixtures and equipment                                                  408,572            404,322
   Capital leases                                                                   1,277,899          1,277,899
                                                                           ------------------  -----------------
     Total depreciable assets                                                       1,686,471          1,682,221
     Less: accumulated depreciation                                                  (665,328)          (597,131)
                                                                           ------------------  -----------------
     Net Property and Equipment                                                     1,021,143          1,085,090
                                                                           ------------------  -----------------
OTHER ASSETS
   Deposits                                                                            65,733             62,733
                                                                           ------------------  -----------------
   Total Other Assets                                                                  65,733             62,733
                                                                           ------------------  -----------------
   TOTAL ASSETS                                                            $        1,856,465  $       2,080,720
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Balance Sheet (Continued)


                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                June 30,           March 31,
                                                                                  2000               2000
                                                                          ------------------  -----------------
CURRENT LIABILITIES
   Accounts payable                                                        $          295,569  $         449,011
   Accrued expenses and other current liabilities                                     962,804            822,780
   Deferred revenue                                                                    10,000             20,000
   Line of credit (Note 3)                                                            376,755            416,171
   Current portion of notes payable (Note 4)                                          529,403            546,542
   Current portion of notes payable, related parties (Note 5)                         105,841             69,797
   Current portion of capital lease obligations (Note 6)                              301,970            302,551
                                                                           ------------------  -----------------
   Total Current Liabilities                                                        2,582,342          2,626,852
                                                                           ------------------  -----------------
LONG-TERM DEBT
   Deferred revenue                                                                    10,000             20,000
   Reserve for discontinued operations (Note 2)                                       734,988            734,988
   Notes payable (Note 4)                                                              77,947             62,981
   Notes payable, related parties (Note 5)                                          1,241,529          1,224,049
   Capital lease obligations (Note 6)                                                 312,103            389,275
                                                                           ------------------  -----------------
     Total Long-Term Debt                                                           2,366,567          2,411,293
                                                                           ------------------  -----------------
     Total Liabilities                                                              4,948,909          5,038,145
                                                                           ------------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                              245                245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 5,483,730
    shares issued and 4,008,730 outstanding.  (Note 9)                                  4,008              3,876
   Additional paid-in capital                                                       7,709,597          7,640,045
   Accumulated deficit                                                            (10,806,294)       (10,601,591)
                                                                           ------------------  -----------------
      Total Stockholders' Equity (Deficit)                                         (3,092,444)        (2,957,425)
                                                                           ------------------  -----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                            $        1,856,465  $       2,080,720
                                                                           ==================  =================

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                Consolidated Statements of Operations


                                                                                      For the Three Months Ended
                                                                                                June 30,
                                                                                   --------------------------------------
                                                                                         2000                  1999
                                                                                   -----------------    -----------------
     SALES
       Sales                                                                       $       1,361,522    $       1,128,088
       Cost of sales                                                                         946,245              835,348
                                                                                   -----------------    -----------------
          Gross Profit                                                                       415,277              292,740
                                                                                   -----------------    -----------------
     EXPENSES
       General and marketing expenses                                                        461,892              337,330
       Depreciation and amortization                                                           3,508                9,012
                                                                                   -----------------    -----------------
          Total Expenses                                                                     465,400              346,342
                                                                                   -----------------    -----------------
     LOSS FROM OPERATIONS                                                                    (50,123)             (53,602)
                                                                                   -----------------    -----------------
     OTHER INCOME AND (EXPENSES)
       Other income (expenses)                                                                10,971                3,979
        Interest expense                                                                    (165,551)            (146,105)
                                                                                   -----------------    -----------------
            Total Other Income and (Expenses)                                               (154,580)            (142,126)
                                                                                   -----------------    -----------------
      LOSS BEFORE INCOME TAXES AND
       DISCONTINUED OPERATIONS                                                              (204,703)            (195,728)
                                                                                   -----------------    -----------------

     DISCONTINUED OPERATIONS
       Loss from operations of Quade and USPA (Note 2)                                        -                    (5,871)
       Gain on disposal of USPA (Note 2)                                                                          813,389
                                                                                   -----------------    -----------------
             Total Discontinued Operations                                                    -                   807,518
                                                                                   -----------------    -----------------
     INCOME TAXES                                                                             -                    -
                                                                                   -----------------    -----------------
     NET INCOME (LOSS)                                                                      (204,703)             611,790
                                                                                   -----------------    -----------------

     OTHER COMPREHENSIVE LOSS
           Loss on valuation of marketable securities                                         -                  (797,844)
                                                                                   -----------------    -----------------
              Total Other Comprehensive Loss                                                  -                  (797,844)
                                                                                   -----------------    -----------------
     NET COMPREHENSIVE LOSS                                                        $        (204,703)   $       (186,054)
                                                                                   =================    ================

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                   Consolidated Statements of Operations (Continued)


                                                                                      For the Three Months Ended
                                                                                                June 30,
                                                                                   --------------------------------------
                                                                                         2000                  1999
                                                                                   -----------------    -----------------
     BASIC LOSS PER SHARE OF COMMON STOCK -
      CONTINUING OPERATIONS                                                        $           (0.05)   $            (.06)
                                                                                   =================    =================
     BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK -
      DISCONTINUED OPERATIONS                                                      $               -    $             .19
                                                                                   =================    =================

     WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                         3,878,257            3,219,596
                                                                                   =================    =================

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                           Consolidated Statements of Stockholders' Equity
                                                        June 30, 2000 and 1999



                                       Common Stock             Preferred Stock           Other           Additional
                                 ------------------------       ----------------      Comprehensive         Paid-In     Accumulated
                                   Shares         Amount         Shares   Amount          Loss              Capital       Deficit
                                 ---------       --------       -------  -------       -----------       ------------- ------------
Balance, April 1, 1998           2,929,263       $  2,929       244,953  $   245       $         -       $   7,026,260 $ (5,718,980)

Stock issued for cash               48,000             48             -        -                 -              59,954            -

Stock issued for Quade
 acquisition (Note 2)              238,333            238             -        -                 -             417,678            -

Stock adjustment on PPW
 acquisition (Note 2)              (45,310)           (45)            -        -                 -            (226,505)           -

Expense recognized for
 vested options                          -              -             -        -                 -              17,496            -

Stock issued for loan                4,000              4             -        -                 -               2,183            -

Loss on valuation of
 marketable securities                   -              -             -        -          (435,188)                  -            -

Net loss for the year ended
 March 31, 1999                          -              -             -        -                 -                   -   (3,461,500)
                                 ---------       --------       -------  -------       -----------       ------------- ------------

Balance, March 31, 1999          3,174,286          3,174       244,953      245          (435,188)          7,297,066   (9,180,480)

Stock issued for Quade
 acquisition (Note 2)              451,667            452             -        -                 -             144,099            -

Stock issued for consulting
 services                          250,000            250             -        -                 -             181,384

Expense recognized for
 vested options                          -              -             -        -                 -              17,496

Recognition of loss on
 valuation of marketable
 securities                              -              -             -        -           435,188                   -             -

Net loss for the year ended
 March 31, 2000                          -              -             -        -                 -                   -   (1,421,111)
                                 ---------       --------       -------  -------       -----------       ------------- ------------
Balance, March 31, 2000          3,875,953       $  3,876       244,953  $   245       $         -       $   7,640,045 $(10,601,591)
                                 =========       ========       =======  =======       ===========       ============= ============




                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Statements of Stockholders' Equity (Continued)
                                                          June 30, 2000 and 1999



                                       Common Stock             Preferred Stock           Other           Additional
                                 ------------------------       ----------------      Comprehensive         Paid-In     Accumulated
                                   Shares         Amount         Shares   Amount          Loss              Capital       Deficit
                                 ---------       --------       -------  -------       -----------       ------------- ------------
Balance, March 31, 2000          3,875,953       $  3,876       244,953  $   245       $         -       $   7,640,045 $(10,601,591)
                                 =========       ========       =======  =======       ===========       ============= ============

Stock issued for consulting
 services                           32,777             32                                                       34,028

Expense recognized for
 vested options                                                                                                  4,374

Stock issued for interest
 on notes payable                  100,000            100                                                       31,150

Net loss for the year ended
 March 31, 2000                                                                                                            (204,703)

Balance at June 30, 2000         4,008,730       $  4,008       244,953  $   245       $         -       $   7,709,597 $(10,806,294)
                                 =========       ========       =======  =======       ===========       ============= ============

                                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                    Consolidated Statements of Cash Flows

                                                                                       For the Three Months Ended
                                                                                                 June 30,
                                                                                  ---------------------------------------
                                                                                        2000                   1999
                                                                                  -----------------     -----------------
     OPERATING ACTIVITIES
           Net Income (loss)                                                      $        (204,703)    $         611,790
           Adjustments to reconcile net loss to net cash
             (used) by operating activities, net of effect of mergers:
             Gain on sale of USPA, Ltd.                                                           -              (813,389)
             Depreciation and amortization                                                   68,197                72,012
             Stock option and stock for services                                            114,295                 4,374
             Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable                                      52,765               125,139
             Decrease in inventory                                                           22,467                 9,997
             (Increase) decrease in other assets                                             (3,000)               (9,715)
             Increase (decrease) in accounts payable and other
               current liabilities                                                           54,950                96,932
             Increase (decrease) in deferred revenue                                        (10,000)                    -

           Net Cash Provided (Used) by Operating Activities                                  94,611                97,140
                                                                                  -----------------     -----------------
     INVESTING ACTIVITIES
           Proceeds from sale of USPA, Ltd.                                                       -               221,470
           Purchases of property and equipment                                               (4,250)                    -
                                                                                  -----------------     -----------------
           Net Cash (Used) by Investing Activities                                           (4,250)              221,470
                                                                                  -----------------     -----------------
     FINANCING ACTIVITIES
           Net (payment) proceeds on line of credit                                         (39,416)             (112,301)
           Payments on long-term debt and capital lease obligations                         (77,753)             (160,801)
           Note payable borrowings, related parties                                          18,243                     -

           Net Cash Provided (Used) by Financing Activities                                 (98,926)             (273,102)
                                                                                  -----------------     -----------------

     INCREASE (DECREASE) IN CASH                                                             (8,565)               45,508

     CASH, BEGINNING OF PERIOD                                                                8,914                41,967
                                                                                  -----------------     -----------------

     CASH, END OF PERIOD                                                          $             349     $          87,475
                                                                                  =================     =================


                                                AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                             Consolidated Statements of Cash Flows (Continued)



                                                                                       For the Three Months Ended
                                                                                                 June 30,
                                                                                  ---------------------------------------
                                                                                        2000                   1999
                                                                                  -----------------     -----------------
     CASH PAID FOR
       Interest                                                                   $          50,289     $         108,045
       Income taxes                                                               $          -          $          -

     NON CASH FINANCING ACTIVITIES


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2000 and 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         a. Quarterly Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 2000 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Effective for fiscal quarters ending after March 15, 2000, the Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10-QSB with the Commission. The Company's June 30, 2000 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2000 and 1999

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

         Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were $(0.05) and $(.06) for the three months ended June 30, 2000 and 1999, respectively. Basic net
         (loss) income from discontinued operations

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2000 and 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Basic Loss Per Common Share (Continued)

         per common share and diluted net loss from discontinued operations per common share were $0.00 and $.19, respectively. Weighted average common shares outstanding were 3,878,257 and 3,219,596 for the three months ended June 30, 2000 and 1999, respectively.

         l. Revenue Recognition for Franchise Operations

         Revenue for contract screen printing, embroidery and product sales are recognized when the goods have been shipped. Franchise fees are recognized as revenue when all material services relating to the sale have been substantially performed by FTI. Material services relating to the franchise sale include assistance in the selection of a site and franchisee training.

         m. Goodwill

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

         n. Recent Accounting Pronouncements

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

         o. Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred.

         p. Prior Period Reclassification

         Certain  1999  amounts  have  been   reclassified  to  conform  to  the
         presentation of the 2000 consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2000 and 1999

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

         Quade, Inc. and U.S. Polo Association, Ltd.

         In 1997, Quade, Inc. acquired from the U.S. Polo Association ("US Polo") the exclusive master license rights to the US Polo name for the United States and Canada. On July 23, 1998, the Company purchased Quade by issuing 238,333 shares of its common stock.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2000 and 1999

NOTE 2 - MERGERS AND ACQUISITIONS (Continued)

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

NOTE 3 - LINE OF CREDIT

         In November 1998, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1 million of receivables, net of a 15% collection reserve. The Company is charged .065% daily for all receivables sold and uncollected under this financing agreement. At June 30 and March 31, 2000, the Company had a payable of $376,755 and $416,171, respectively, for net funds advanced from this accounts receivable line of credit. The Company received $1,233,670 and $914,140 from the sale of receivables for the three months ended June 30, 2000 and 1999 and recognized $34,201 and $24,059 in interest expense from the discount of selling these receivables, respectively.

NOTE 4 - NOTES PAYABLE

         Notes payable are comprised of the following:

                                                                      June 30,
                                                                        2000
                                                                     ----------
         Note payable, unsecured, bearing interest at 12%,
           payable in monthly installments of $7,000, including
           interest. Due on demand.                                  $   26,603

         Convertible subordinated debentures, originally due June
           30, 1996 bearing interest at 12% per annum. Interest
           payable quarterly.                                           187,000

         Notes payable to shareholders of PPW. Interest rates
           average 10%, primarily due on demand, unsecured.             341,008

         Notes payable with three vendors with interest rates
           averaging 12%; partially secured by equipment, due in
           2000.                                                         52,739
                                                                     ----------
         Subtotal                                                       607,350

         Less current portion                                          (529,403)
                                                                     ----------
         Long-term portion                                           $   77,947
                                                                     ==========

         Maturities of long-term debt are as follows:

                              June 30, 2001                          $  529,403
                              June 30, 2002                              77,947
                                                                     ----------
                                                                     $  607,350
                                                                     ==========

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2000 and 1999

NOTE 5 - NOTES PAYABLE, RELATED PARTIES

                                                                     June 30,
                                                                       2000
                                                                  -------------

         Note payable to Miltex Industries, secured by 700,000
           shares of GCA and 1,475,000 shares of the Company's
           common stock. Interest at 15% with monthly principal
           and interest payments of $11,000 with a final balloon
           payment December 31, 2001.                             $     723,494

         Note payable to a shareholder, secured by GCA stock.
           Interest payable monthly at 13.5% with interest and
           principal payments of $5,000 per month. Due October
           31, 2001.                                                    315,859

         Note payable to a Company owned by a shareholder.
           Interest payable at 72% with interest and principal
           payments due currently.                                       66,285

         Notes payable to shareholders (includes officers and
           directors of the Company). Interest rates average
           10.5%. Unsecured, due on demand, but not expected to
           be repaid until 2003.                                        241,732
                                                                  -------------
                                Subtotal                              1,347,370

                                Less current portion                   (105,841)
                                                                  -------------

                                Long-term portion                 $   1,241,529
                                                                  =============


         Maturities of notes payable, related parties are as follows:

                                June 30, 2001                     $     105,841
                                June 30, 2002                         1,039,353
                                June 30, 2003                           202,176
                                                                  -------------
                                                                  $   1,347,370
                                                                  =============

NOTE 6 - CAPITAL LEASES

         Property and equipment payments under capital leases as of March 31, 2000 is summarized as follows:

                     Year End
                     March 31,
                   -------------
                      2001                                        $     373,124
                      2002                                              225,438
                      2003                                              123,785
                      2004                                               88,308
                      2005                                               32,378
                                                                  -------------

         Total minimum lease payments                                   843,033
         Less interest and taxes                                       (151,207)
                                                                  -------------

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2000 and 1999

NOTE 6 - CAPITAL LEASES (Continued)


         Present value of net minimum lease payments                    691,826
         Less current portion                                          (302,551)
                                                                  -------------

         Long-term portion of capital lease obligations           $     389,275
                                                                  =============

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

NOTE 9 - COMMON STOCK ISSUED BUT NOT OUTSTANDING

         The Company has issued 160,820 shares of common stock which had been offered to the holders of the Series B preferred stock and the debentures. The shares have not been accepted by the holders of those investments as of the date of the consolidated financial statements. Additionally, the Company has issued 1,475,000 shares of common stock as collateral for the note payable to Banque SCS (Note 5).

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2000 and 1999

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2000 and 1999

NOTE 10 - STOCK OPTIONS (Continued)

          The options expire September 1, 2001, are not transferrable and are exercisable at any time at the following rates:

                       85,000 share s        at      $1.08 per share;
                       85,000 shares         at      $1.32 per share;
                       85,000 shares         at      $1.49 per share;
                       85,000 shares         at      $1.72 per share.

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

                                                                March 31,
                                                                 2000
                                                             ------------
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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2000 and 1999

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

          Certain financial information concerning the Company's operations in different industries is as follows:

                                              For the Three
                                              Months Ended             Pacific                                 Corporate
                                                March 31,             Print Works      Fan-Tastic             Unallocated
                                                ---------             -----------      ----------             -----------
Net sales                                         2000             $      1,310,348  $        51,174
                                                  1999                    1,035,474           92,614

Operating income (loss)                           2000                      142,113          (43,858)
applicable to industry                            1999                       42,822          (40,840)
segment

General corporate expenses                        2000                                                        $ 148,137
not allocated to industry                         1999                                                           45,584
segments

Interest expense                                  2000                      (96,128)         (12,983)           (56,440)
                                                  1999                      (83,209)          (7,908)           (54,989)

Other income (expenses)                           2000                          (29)          10,971             11,000
                                                  1999                          886            3,093                  -


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2000 and 1999

NOTE 13 - BUSINESS SEGMENTS (Continued)

                                              For the Three
                                              Months Ended             Pacific                                 Corporate
                                                March 31,             Print Works      Fan-Tastic             Unallocated
                                                ---------             -----------      ----------             -----------
Income (loss) from                                2000                                                                -
discontinued operations                           1999                                                     $    807,518

Assets                                            2000              $     1,768,173  $        64,607             23,684

Depreciation and                                  2000                       65,689            2,268                240
 amortization                                     1999                       66,042            4,400              1,189

Property and equipment                            2000                        4,250                -                  -
 acquisitions                                     1999                            -                -                  -

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

          The present agreement between the Company and Royal Avalon calls for the Company to issue its common stock to Royal Avalon shareholders for the purchase of the business. The deal is contingent on satisfactory due diligence findings, board approvals and execution of a definitive agreement. Management from the companies believe the merger will be consummated by the end of August 2000. Additionally, the Company is presently soliciting additional funding in order to establish screenprinting and garment dying at Royal Avalon's facility as well as increasing T-shirt manufacturing capacity.

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

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                                 Three Months Ended June 30,
                                                2000                    1999
                                                ----                    ----
Net sales                                     100.0%                   100.0%
Cost of sales                                  69.5%                    74.0%
Gross profit                                   30.5%                    26.0%
General expenses                               33.9%                    29.9%
Depreciation and amortization                   0.3%                     0.8%
Loss from operations                           -1.0%                    -1.3%
Other income and expenses                       0.2%                     0.1%
Interest expense                               -3.4%                    -3.7%
Loss before income taxes
  and discontinued operations                  -4.2%                    -4.9%
Discontinued operations                         0.0%                    20.2%
Income taxes                                    0.0%                     0.0%
Net Income (loss)                              -4.2%                    15.3%

For the three months ended June 30, 2000 ("first quarter fiscal 2001"), compared to the three months ended June 30, 1999 ("first quarter fiscal 2000"):

Sales for the three months ended June 30, 2000 were $1,361,522 compared to $1,128,088 for the three months ended June 30, 1999 Pacific Print Works ("PPW") sales for the first quarter fiscal 2001 were $1,310,348 compared to $1,035,474 for the first quarter fiscal 2000. The $274,874 increase in PPW's revenue was primarily due to an increase in sales to PPW's two largest customers. The increase with these customers is largely due to PPW's high density printing capabilities in addition to the overall quality of the printing and related services.

Sales for Fan-Tastic declined by $41,440 which was primarily due to first quarter fiscal 2001 sales coming from one store as opposed to three stores in the first quarter fiscal 2000.

Gross profit and the gross profit as a percentage of sales increased for the first quarter fiscal 2001 as compared to the first quarter fiscal 2000, $415,277 and 30.5% compared to $292,740 and 26%. The increase in gross profit was primarily due to the increase in PPW revenues as noted above. The gross profit from PPW operations increased by approximately $145,000.

General and administrative expenses for the first quarter fiscal 2001 were $461,892 as compared to $337,330 for the first quarter fiscal 2000. The increase in general and administrative expenses is primarily due to $110,000 in investor relation expenses in the first quarter fiscal

The gain (loss) from operations before other income and expenses for the first quarter fiscal 2001 was a loss of $50,123 as opposed to a loss of $53,602 for the first quarter fiscal 2000.

Interest expense for the first quarter fiscal 2001 was $165,551 compared to $146,105 for the prior year.

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

General and administrative expenses for the first quarter 99 were $346,342 as compared to $519,490 for the first quarter 98. A $69,000 decline in the corporate office expenses was primarily due to approximately $30,000 in reduced goodwill amortization and a reduction of $37,000 in consulting fees. Fan-Tastic also saw a decline in general and administrative expenses of approximately $90,000 due to less rent and payroll expenses resulting from the closure of 3 stores. The Company expects general and administrative expenses over the next three quarters to be similar to the first quarter 99 amount.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had total assets of $1,856,465, total liabilities of $4,948,909 and total stockholders' deficit of $3,092,444 compared with total assets of $2,080,720, total liabilities of $5,038,145 and total stockholders deficit of $2,957,425 at March 31, 2000. The changes in assets, liabilities and stockholders equity is due primarily to losses from operations and interest expense. At June 30, 2000 the Company's current ratio was approximately .299 current assets to 1 current liabilities. The Company will seek to convert certain debt to equity which will improve its current ratio.

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

Item 4. Submission of Matters to a Vote of Security Holders

                 Not applicable.

Item 5. Other Information

         Effective  for  fiscal  quarters  ending  after  March  15,  2000,  the
Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10-QSB with the Commission. The Company's June 30, 2000 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.

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

                                    AMERICAN RESOURCES AND
                                   DEVELOPMENT COMPANY
                                      (Registrant)

/s/ B. Willes Papenfuss      President, Chief Executive         August 11, 2000
-----------------------      Officer and Director
B. Willes Papenfuss          (Principal Executive
                             Officer)


/s/ Timothy M. Papenfuss     Secretary / Treasurer and          August 11, 2000
------------------------     Director (Chief Financial
 Timothy M. Papenfuss        Officer, Chief Accounting
                             Officer and Controller)