Form 10QSB
period 2000-09-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2000-11-14
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000;

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


         As of November 10, 2000, the Registrant had outstanding 4,008,730 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Item 1:    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2000 and March
  31, 2000                                                                   3

Condensed Consolidated Statements of Operations -Six months ended
  September 30, 2000 and 1999 and Three months ended September 30,
  2000 and 1999                                                              5

Statements of Stockholders' Equity                                           7

Condensed Consolidated Statements of Cash Flows - Six months ended
  September 30, 2000 and 1999 and Three months ended September 30,
  2000 and 1999                                                              9

Notes to Condensed Consolidated Financial Statements - September 30,
  2000                                                                      11


Item 2:    Management's Discussion and Analysis or Plan of Operation        22

Item 1.    Legal Proceedings                                                25

Item 2.    Changes in Securities                                            25

Item 3.    Defaults upon Senior Securities                                  25

Item 4.    Submission of Matters to a Vote of Security Holders              25

Item 5.    Other Information                                                25

Item 6.    Exhibits and Reports on Form 8-K                                 26

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Consolidated Balance Sheet

                                     ASSETS

                                                                             September 30,         March 31,
                                                                                 2000                2000
                                                                           ------------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                                               $            9,736  $           8,914
   Accounts receivable, net (Note 1)                                                  521,455            586,829
   Inventory (Note 1)                                                                 328,191            232,310
   Prepaid and other current assets                                                     8,000            102,359
   Marketable securities (Note 1)                                                      -                   2,485
                                                                           ------------------  -----------------

     Total Current Assets                                                             867,382            932,897
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (NOTE 1)
   Furniture, fixtures and equipment                                                  460,384            404,322
   Capital leases                                                                   1,277,899          1,277,899
                                                                           ------------------  -----------------

     Total depreciable assets                                                       1,738,283          1,682,221
     Less: accumulated depreciation                                                  (736,838)          (597,131)
                                                                           ------------------  -----------------

     Net Property and Equipment                                                     1,001,445          1,085,090
                                                                           ------------------  -----------------

OTHER ASSETS

   Deposits                                                                            73,618             62,733
                                                                           ------------------  -----------------

   Total Other Assets                                                                  73,618             62,733
                                                                           ------------------  -----------------

   TOTAL ASSETS                                                            $        1,942,445  $       2,080,720
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             September 30,         March 31,
                                                                                 2000                2000
                                                                           ------------------  -----------------
CURRENT LIABILITIES
   Accounts payable                                                        $          910,329  $         449,011
   Accrued expenses and other current liabilities                                     927,254            822,780
   Deferred revenue                                                                     7,000             20,000
   Line of credit (Note 3)                                                            188,231            416,171
   Current portion of notes payable (Note 4)                                          390,414            546,542
   Current portion of notes payable, related parties (Note 5)                         101,732             69,797
   Current portion of capital lease obligations (Note 6)                              301,340            302,551
                                                                           ------------------  -----------------

   Total Current Liabilities                                                        2,826,300          2,626,852
                                                                           ------------------  -----------------

LONG-TERM DEBT
   Reserve for discontinued operations (Note 2)                                       734,988            734,988
   Notes payable (Note 4)                                                             247,084             62,981
   Notes payable, related parties (Note 5)                                          1,307,509          1,224,049
   Capital lease obligations (Note 6)                                                 231,167            389,275
                                                                           ------------------  -----------------

     Total Long-Term Debt                                                           2,520,748          2,411,293
                                                                           ------------------  -----------------

     Total Liabilities                                                              5,347,048          5,038,145
                                                                           ------------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                              245                245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 5,483,730
    shares issued and 4,008,730 outstanding.  (Note 9)                                  4,008              3,876
   Additional paid-in capital                                                       7,713,971          7,640,045
   Accumulated deficit                                                            (11,122,827)       (10,601,591)
                                                                           ------------------  -----------------

      Total Stockholders' Equity (Deficit)                                         (3,404,603)        (2,957,425)
                                                                           ------------------  -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                            $        1,942,445  $       2,080,720
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                Consolidated Statements of Operations

                                                                   For the Six Months Ended        For the Three Months Ended
                                                                         September 30,                      September 30,
                                                               ---------------------------------  ---------------------------------
                                                                     2000              1999              2000             1999
                                                               ---------------   ---------------  ----------------  ---------------
NET SALES                                                      $     2,700,297   $     2,069,089  $      1,338,775  $       941,000

COST OF SALES                                                        2,083,045         1,561,885         1,136,801          726,537
                                                               ---------------   ---------------  ----------------  ---------------

GROSS PROFIT                                                           617,252           507,204           201,974          214,463
                                                               ---------------   ---------------  ----------------  ---------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Depreciation and amortization                                         6,417            15,618             2,908            6,606
   General expenses                                                    829,930           713,395           368,038          386,065
                                                               ---------------   ---------------  ----------------  ---------------

     Total General and Administrative Expenses                         836,347           729,013           370,946          392,671
                                                               ---------------   ---------------  ----------------  ---------------

GAIN (LOSS) FROM OPERATIONS                                          (219,095)          (221,809)        (168,972)        (178,208)
                                                               --------------   ----------------  ----------------  ---------------

OTHER INCOME AND (EXPENSES)
   Other income and expenses                                            10,032            20,981             (939)           17,002
   Interest expense                                                  (312,173)          (278,417)        (146,622)        (132,311)
                                                               --------------    ---------------  ---------------   ---------------

     Total Other Income and (Expenses)                               (302,141)          (257,436)        (147,561)         (115,309)
                                                               --------------    ---------------  ---------------   ---------------

LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                                             (521,236)          (479,245)        (316,533)         (293,517)
                                                               --------------    ---------------  ---------------   ---------------

DISCONTINUED OPERATIONS
   Gain from sale of USPA                                                -              869,336              -               55,947
   Loss from operations of USPA                                          -               (5,871)             -               -
                                                               --------------    ---------------  ---------------   ---------------

     Total Discontinued Operations                                       -               863,465             -               55,947
                                                               --------------    ---------------  ---------------   ---------------

INCOME TAXES                                                             -                -                  -               -
                                                               --------------    ---------------  ---------------   ---------------

NET INCOME (LOSS)                                              $     (521,236)   $       384,220  $      (316,533)  $      (237,570)
                                                               ===============   ===============  ===============   ===============

OTHER COMPREHENSIVE GAIN (LOSS)
   Gain (loss) on valuation of marketable securities           $         -       $      (725,438) $          -      $        72,406

     Total Other Comprehensive Gain (Loss)                               -              (725,438)            -               72,406
                                                               --------------    ---------------  ---------------   ---------------

NET COMPREHENSIVE GAIN (LOSS)                                  $      (521,236)  $      (341,218) $      (316,533)  $      (165,164)
                                                               ===============   ===============  ===============   ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                 Consolidated Statements of Operations (Continued)


                                                                   For the Six Months Ended        For the Three Months Ended
                                                                         September 30,                      September 30,
                                                               ---------------------------------  ---------------------------------
                                                                     2000              1999              2000             1999
                                                               ---------------   ---------------  ----------------  ---------------
BASIC LOSS PER SHARE
 OF COMMON STOCK -
 CONTINUING OPERATIONS                                         $         (0.13)  $          (.14) $         (0.08)  $          (.08)
                                                               ===============   ===============  ===============   ===============

BASIC LOSS PER SHARE
 OF COMMON STOCK
 DISCONTINUED OPERATIONS                                       $          -      $           .25  $         -       $           .02
                                                               ===============   ===============  ===============   ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                                                AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                              Consolidated Statements of Stockholders' Equity
                                                        September 30, 2000 and 1999



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

                                               AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Statements of Stockholders' Equity (Continued)
                                                        September 30, 2000 and 1999



                                       Common Stock             Preferred Stock           Other           Additional
                                 ------------------------       ----------------      Comprehensive         Paid-In     Accumulated
                                   Shares         Amount         Shares   Amount          Loss              Capital       Deficit
                                 ---------       --------       -------  -------       -----------       ------------- ------------
Balance, March 31, 2000          3,875,953       $  3,876       244,953  $   245       $         -       $   7,640,045  (10,601,591)
                                 =========       ========       =======  =======       ===========       ============= ============
Stock issued for consulting
 services                           32,777             32             -        -                 -              34,028            -

Expense recognized for
 vested options                          -              -             -        -                 -               8,748            -

Stock issued for interest
 on notes payable                  100,000            100             -        -                 -              31,150            -

Net loss for the six months
 ended September 30, 2000                -              -             -        -                 -                   -     (521,236)

Balance at
  September 30, 2000             4,008,730       $  4,008       244,953  $   245       $         -       $   7,713,971 $(11,122,827)
                                 =========       ========       =======  =======       ===========       ============= ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                  AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                     Consolidated Statements of Cash Flows

                                                                For the Six Months Ended           For the Three Months Ended
                                                                        September 30,                      September 30,
                                                              ---------------------------------  ---------------------------------
                                                                    2000              1999             2000              1999
                                                              ---------------   ---------------  ---------------   ---------------
OPERATING ACTIVITIES
  Net income (loss)                                           $     (521,236)   $      384,220   $      (316,533)  $      (165,164)
  Adjustments to reconcile net income to net cash
   rovided by operating activities:
    Gain on sale of USPA, Ltd.                                             -          (869,336)                -                 -
    Depreciation and amortization                                    140,307           141,706            72,110            69,694
    Common stock issued for services and interest                    118,669            10,983             4,374             6,609
    Gain (loss) on sale of marketable securities                           -                 -                 -                 -
  Changes in operating assets and liabilities net of
    Quade acquisition:
    (Increase) decrease in inventory                                 (96,097)           15,251          (118,563)            5,254
    (Increase) decrease in accounts receivable                        65,301           (52,712)           12,536          (188,259)
    (Increase) decrease in other current assets                       (9,815)            5,499           (12,815)          (15,213)
    Increase (decrease) in accounts payable                          419,240            69,226           526,152            35,904
    Increase (decrease) in other current liabilities                 243,340           301,117           103,318           221,172
                                                              ---------------   ---------------  ---------------   ---------------

      Net Cash Provided (Used) by Operating Activities               359,709             5,954           270,579           (30,003)
                                                              ---------------   ---------------  ---------------   --------------

INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                          2,485                 -                 -                 -
  Proceeds from sale of USPA, Ltd.                                         -           221,470                 -                 -
  Purchases of property and equipment                                (10,662)                -            (6,412)                -
                                                              ---------------   ---------------  ----------------- ----------

      Net Cash Provided (Used) by Investing Activities                (8,177)          221,470            (6,412)                -
                                                              ---------------   ---------------  ----------------- ----------

FINANCING ACTIVITIES

  Payments on capital lease obligations                             (159,319)         (147,273)          (81,566)          (79,685)
  Proceeds (payments) from notes payable                             (10,151)                -                 -           (12,694)
  Borrowings (payments) from related party debt                       46,700           (68,664)           15,310           (23,939)
  Net borrowings (payments) on factoring line of credit             (227,940)          (52,264)         (188,524)           60,036
                                                              --------------- -----------------  ---------------   ---------------

      Net Cash Provided (Used) by Financing Activities              (350,710)         (268,201)         (254,780)          (56,282)
                                                              ---------------   ---------------  ---------------   ---------------

INCREASE (DECREASE) IN CASH                                              822           (40,777)            9,387           (86,285)

CASH, BEGINNING OF PERIOD                                              8,914            41,967               349            87,475
                                                              ---------------   ---------------  ---------------   ---------------

CASH, END OF PERIOD                                           $        9,736    $        1,190   $         9,736   $         1,190
                                                              ===============   ===============  ===============   ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                                  AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                Consolidated Statements of Cash Flows (Continued)


                                                                For the Six Months Ended           For the Three Months Ended
                                                                        September 30,                      September 30,
                                                              ---------------------------------  ---------------------------------
                                                                    2000              1999             2000              1999
                                                              ---------------   ---------------  ---------------   ---------------
CASH PAID FOR
  Interest                                                    $      123,060    $      195,298   $        72,771   $        87,253
  Income taxes                                                $            -    $            -   $             -   $             -

NON-CASH FINANCING ACTIVITIES
  Common stock issued for services                            $      118,669    $       10,983   $         4,374   $         6,609
  Equipment purchased through capital
     lease obligation                                         $            -    $            -   $             -   $             -

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

               a.  Quarterly Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 2000 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Effective for fiscal quarters ending after March 15, 2000, the Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10-QSB with the Commission. The Company's September 30, 2000 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

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

               At March 31, 2000, the Company held 1,045,000 shares of GCA stock (See Note 2). Because of GCA filing for bankruptcy in July of 1999, substantial doubt exists regarding the ability of the Company to recover its investment in GCA. At July 14, 2000, GCA was still in Chapter 11 bankruptcy and its market value was $0.06 per share. Furthermore, the majority of the Company's stock in GCA is restricted and the Company does not have the ability to have the restriction removed because GCA is not current in its SEC filings. As a result, the Company wrote off its cost in GCA at March 31, 2000 and incurred a loss of $1,434,239.

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

               Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were $(0.08) and $(.08)

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

               k. Basic Loss Per Common Share (Continued)

               for the three months ended September 30, 2000 and 1999, respectively. Basic net (loss) income from discontinued operations per common share and diluted net loss from discontinued operations per common share were $0.00 and $.02, respectively. Weighted average common shares outstanding were 4,008,730 and 3,618,779 for the three months ended September 30, 2000 and 1999, respectively.

               l.  Revenue Recognition

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

NOTE 2 -       MERGERS AND ACQUISITIONS

               Golf Ventures, Inc.
               -------------------
               In  November  1997,   Golf  Ventures,   Inc.,  a  former  Company
               subsidiary, merged with U.S. Golf Communities. U.S. Golf Communities was the controlling company in this merger and subsequent to the merger the combined company's name changed to Golf Communities of America (GCA). This merger resulted in a less than 20% American Resources' ownership in GVI. Therefore, subsequent to the merger, the Company's investment in GVI is reflected as an investment in accordance with Financial Accounting Standards Board Statement No. 121.

               The Company has a reserve for discontinued operations of $734,988 at March 31, 2000.

               Pacific Print and Embroidery, LLC (aka Pacific Print Works)
               -----------------------------------------------------------
               In May 1998, the Company acquired 83% of the outstanding shares of Pacific Print Works (PPW). The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. Liabilities assumed in excess of assets acquired was $629,252 and 213,472 shares of the Company's common stock were issued to PPW shareholders with a guaranteed share value of $5.00 resulting in goodwill of $1,686,411. In addition, depending on PPW's performance from April 1, 1998 through March 31, 2001, additional shares of the Company's common stock would be issued to the Sellers if minimum earnings levels were met. Based on the $5.00 guarantee and the Company's share value from October 1998 through March 1999, the Company is obligated to issue additional shares of common stock to the Sellers. An amendment to the PPW Stock Purchase Agreement is being evaluated by the Company and the Sellers in which the Company would issue another 854,000 shares of the Company's common stock to the Sellers and any additional earnings requirements by PPW or per share value guarantee by the Company would be eliminated.

               Quade, Inc. and U.S. Polo Association, Ltd.
               -------------------------------------------
               In 1997, Quade, Inc. acquired from the U.S. Polo Association ("US Polo") the exclusive master license rights to the US Polo name for the United States and Canada. On July 23, 1998, the Company purchased Quade by issuing 238,333 shares of its common stock.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

NOTE 2 -       MERGERS AND ACQUISITIONS (Continued)

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

NOTE 3 -       LINE OF CREDIT

               In November 1998, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1 million of receivables, net of a 15% collection reserve. The Company is charged .065% daily for all receivables sold and uncollected under this financing agreement. At September 30 and March 31, 2000, the Company had a payable of $188,231 and $416,171, respectively, for net funds advanced from this accounts receivable line of credit. The Company received $2,242,992 and $1,640,063 from the sale of receivables for the six months ended September 30, 2000 and 1999 and recognized $60,386 and $42,863 in interest expense from the discount of selling these receivables, respectively.

NOTE 4 -       NOTES PAYABLE

               Notes payable are comprised of the following:       September 30,
                                                                        2000
                                                                   ------------
               Note payable, unsecured, bearing interest at 12%,
                 payable in monthly installments of $7,000,
                 including interest. Due on demand.                    $ 26,603

               Convertible subordinated debentures, originally
                 due June 30, 1996 bearing interest at 12% per
                 annum. Interest payable quarterly.                     187,000

               Note payable to shareholder of PPW, unsecured.
                 Modified in August 1998. Modified agreement
                 requires payments of $190,000 through February
                 2000 without interest. Note will default to
                 $327,084 if payments are not made timely plus 9%
                 interest less payments made subsequent to
                 modified agreement. A gain on the modification
                 of debt for $137,084 will be recorded when there
                 is no risk of default on this debt.                    327,084

               Note payable to former shareholder of PPW,
                 interest rate of 10%, due on demand, unsecured.         96,811
                                                                   ------------
               Subtotal                                                 637,498

            AMERICAN RESOURCES AND DEVELOPMENT COMPANY
          Notes to the Consolidated Financial Statements
                   September 30, 2000 and 1999


NOTE 4 -      NOTES PAYABLE (Continued)

               Less current portion                                    (390,414)
                                                                   ------------
              Long-term portion                                    $    247,084
                                                                   ============

              Maturities of long-term debt are as follows:

                    September 30, 2001                             $    390,414
                    September 30, 2002                                  247,084
                                                                   ------------
                                                                   $    637,498

NOTE 5 -      NOTES PAYABLE, RELATED PARTIES
                                                                  September 30,
                                                                       2000
               Notes payable to Miltex Industries, secured by
                 700,000 shares of GCA and 1,475,000 shares of
                 the Company's common stock. Interest at 15% with
                 monthly principal and interest payments of
                 $11,000 with a final balloon payment December
                 31, 2001.                                         $    770,054

               Note payable to a shareholder, secured by GCA
                 stock. Interest payable monthly at 13.5% with
                 interest and principal payments of $5,000 per
                 month. Due October 31, 2001.                           315,859

               Note payable to a Company owned by a shareholder.
                 Interest payable at 72% with interest and
                 principal payments due currently.                       76,377

               Notes payable to shareholders (includes officers
                 and directors of the Company). Interest rates
                 average 10.5%. Unsecured, due on demand, but not
                 expected to be repaid until 2003.                      246,951
                                                                   ------------

               Subtotal                                               1,409,241

               Less current portion                                    (101,732)
                                                                   ------------
               Long-term portion                                   $  1,307,509
                                                                   ============

              Maturities of notes payable, related parties are as follows:

                       September 30, 2001                          $    105,841
                       September 30, 2002                             1,056,449
                       September 30, 2003                               246,951
                                                                   ------------
                                                                   $  1,409,241

            AMERICAN RESOURCES AND DEVELOPMENT COMPANY
          Notes to the Consolidated Financial Statements
                   September 30, 2000 and 1999



NOTE 6 -      CAPITAL LEASES

               Property and equipment payments under capital leases as of March 31, 2000 is summarized as follows:

                                  Year End
                                  March 31,
                                -----------
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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

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

                 AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

NOTE 10 -      STOCK OPTIONS (Continued)

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

                                                                March 31,
                                                                 2000
                                                                 ----
                    Expected dividend yield                        0%
                    Expected stock price volatility               70%
                    Risk-free interest rate                      6.5%
                    Expected life of options (in years)           10

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999


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

NOTE 12 -      GOING CONCERN

               The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company has received funds from a private placement and debt funding and plans to continue making private stock and debt placements. There is no assurance that the Company will be able to obtain sufficient funds from other sources as needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

               Certain financial information concerning the Company's operations in different industries is as follows:

                                              For the Six
                                              Months Ended             Pacific                                 Corporate
                                              September 30,           Print Works      Fan-Tastic             Unallocated
                                              -------------           -----------      ----------             -----------
Net sales                                         2000             $     2,610,953  $        89,344
                                                  1999                   1,886,860          182,228
Operating income (loss)
applicable to industry
segment                                           2000                      93,501         (126,932)
                                                  1999                       2,450         (110,098)

General corporate expenses
not allocated to industry
segments                                          2000                                                      $     185,664
                                                  1999                                                            114,160


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                          September 30, 2000 and 1999


NOTE 13 -     BUSINESS SEGMENTS (Continued)

                                              For the Six
                                              Months Ended             Pacific                                 Corporate
                                              September 30,           Print Works      Fan-Tastic             Unallocated
                                              -------------           -----------      ----------             -----------
Interest expense                                  2000                    (198,842)          (24,442)             (88,889)
                                                  1999                    (159,185)          (19,278)             (99,954)

Other income (expenses)                           2000                        (968)                -               11,000
                                                  1999                      17,888             3,093                    -
Income (loss) from
 discontinued operations                          2000                           -                 -                    -
                                                  1999                           -                 -       $      867,215

Assets                                            2000             $     1,904,248   $        33,938                4,259

Depreciation and
 amortization                                     2000                     135,890             3,936                  481
                                                  1999                     134,860             6,497                2,378
Property and equipment
 acquisitions                                     2000                      10,662                 -                    -
                                                  1999                           -                 -                    -

NOTE 14 -      SUBSEQUENT EVENTS

               On June 7, 2000, the Company announced the signing of a letter of intent to merge with Royal Avalon S.A. De C.V., a Mexico based apparel manufacturer. Royal Avalon has been manufacturing T-shirts in Mexico for the past five years. The letter of intent between the Company and Royal Avalon calls for the Company to issue its common stock to Royal Avalon shareholders for the purchase of the business.

               During the past six months the Company has performed significant due diligence relating to the viability of the merger with Royal Avalon. Although originally the Company's management believed the merger would be finalized by August 2000, the Company continues to conduct due diligence and will not finalize this transaction until the Company's management and board of directors is certain the merger is in the best interest of its shareholders. There is no timetable to complete the merger.

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

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                                           Three Months                          Six Months
                                                        Ended September 30,                  Ended September 30,
                                                        -------------------                  -------------------
                                                       2000             1999                2000             1999
                                                       ----             ----                ----             ----
Net sales                                             100.0%            100.0%             100.0%           100.0%
Cost of sales                                          84.9%             77.2%              77.4%           -75.5%
Gross profit                                           15.1%             22.8%              22.9%            24.5%
General expenses                                       27.5%             41.0%              30.7%            34.5%
Depreciation and amortization                           0.2%              0.7%               0.2%             0.8%
Loss from operations                                  -12.6%            -18.9%              -8.1%           -10.7%
Other income and expenses                              -0.1%              1.8%               0.4%             1.0%
Interest expense                                      -11.0%            -14.1%             -11.6%           -13.5%
Loss before income taxes
  and discontinued operations                         -23.6%            -31.2%             -19.3%           -23.2%
Discontinued operations                                 0.0%              5.9%               0.0%            41.7%
Income taxes                                            0.0%              0.0%               0.0%             0.0%
Net Income (loss)                                     -23.6%            -25.2%             -19.3%            18.6%

For the three months ended September 30, 2000 ("second quarter fiscal 2001"), compared to the three months ended September 30, 1999 ("second quarter fiscal 2000"):

Sales for the three months ended September 30, 2000 were $1,338,775 compared to $941,000 for the three months ended September 30, 1999. Pacific Print Works ("PPW") sales for the second quarter fiscal 2001 were $1,300,605 compared to $851,386 for the second quarter fiscal 2000. The $449,219 increase in PPW's revenue was primarily due to a $412,000 increase in sales to a customer in the second quarter fiscal 2001 compared to the second quarter fiscal 2000. Sales to this customer in the second quarter fiscal 2001 included T-shirts in addition to screen printing revenue and accounted for 38% of total second quarter fiscal 2001 revenue. The increase with this customer is largely due to PPW's high density printing capabilities in addition to the overall quality of the printing and related services.

Gross profit and the gross profit as a percentage of sales declined for the second quarter fiscal 2001 as compared to the second quarter fiscal 2000, $201,974 and 15.1% compared to $214,463 and 22.8%. The decline in gross profit was primarily due to an increase in production salaries and wages, an increase in materials for garment finishing, screen and freight costs and an increase in rent costs. Production salaries and wages increased $34,000 due to an increase of 5% in production volume and a pay increase to the top three production management employees. Materials used for garment finishing and screens increased $25,000 due to the increase in production. Rent costs increased by $39,000 because PPW required extra space due to the increase in revenue (i.e., $1,338,775 for second quarter fiscal 2001 compared to $941,000 for second quarter fiscal 2000.)

General and administrative expenses for the first quarter fiscal 2001 were $368,038 as compared to $386,065 for the second quarter fiscal 2000.

The gain (loss) from operations before other income and expenses for the second quarter fiscal 2001 was a loss of $168,972 as opposed to a loss of $178,208 for the second quarter fiscal 2000.

Interest expense for the second quarter fiscal 2001 was $146,622 compared to $132,311 for the prior year.

For the six months ended September 30, 2000 ("YTD fiscal 2001"), compared to the six months ended September 30, 1999 ("YTD fiscal 2000"):

Sales for the six months ended September 30, 2000 were $2,700,297 compared to $2,069,089 for the six months ended September 30, 1999. Pacific Print Works ("PPW") sales YTD fiscal 2001 were $2,610,953 compared to $1,886,860 for the YTD fiscal 2000 sales. The $724,093 increase in PPW's revenue was primarily due to a $412,000 and $366,000 increase in sales to PPW's two largest customers YTD fiscal 2001 compared to YTD fiscal 2000. The increase to these customers is largely due to PPW's high density printing capabilities in addition to the overall quality of the printing and related services.

Gross profit increased and the gross profit as a percentage of sales declined slightly for YTD fiscal 2001 as compared to the YTD fiscal 2000, $617,252 and 22.9% compared to $507,204 and 24.5%. The decline in gross profit margin was primarily due to an increase in production salaries and wages, an increase in materials for garment finishing, screen and freight costs and an increase in rent costs. Rent costs increased by $78,000 because PPW required extra space due to the increase in revenue (i.e., $2.7 million for the six months ended September 30, 2000 compared to $2.1 million for the six months ended September 30, 1999.)

General and administrative expenses for the YTD fiscal 2001 were $829,930 as compared to $713,395 for the YTD fiscal 2000. The increase in general and administrative expenses is primarily due to $110,000 in investor relation expenses incurred in the first quarter fiscal 2001.

The gain (loss) from operations before other income and expenses for the YTD fiscal 2001 was a loss of $219,095 as opposed to a loss of $221,809 for the YTD fiscal 2000. The YTD fiscal 2001 loss was similar to the YTD fiscal 2000 loss because the increase in gross profit was offset by the increase in general administrative costs.

Interest expense for the YTD fiscal 2001 was $312,173 compared to $278,417 for the prior year.

The Company had a $869,336 gain from the sale of its 50% ownership in USPA Ltd. in the YTD fiscal 2000 without any similar gain for YTD fiscal 2001.

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

For the six months ended September 30, 1999 ("YTD 99"), compared to the six months ended September 30, 1998 ("YTD 98"):

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had total assets of $1,942,445, total liabilities of $5,647,048 and total stockholders' deficit of $3,404,603 compared with total assets of $2,080,720, total liabilities of $5,038,145 and total stockholders deficit of $2,957,425 at March 31, 2000. The changes in assets, liabilities and stockholders equity is due primarily to losses from operations and interest expense. At September 30, 2000 the Company's current ratio was approximately .307 current assets to 1 current liabilities.

Management intends to improve its overall financial structure and provide operating capital through private placement of the Company's common stock and seeking the conversion of debt to equity. There is no assurance that the Company will be able to obtain sufficient funds from other sources as needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

Part II - Other Information

Item 1.  Legal Proceedings
                 Not applicable.

Item 2.  Changes in Securities
                 Not applicable.

Item 3.  Default upon Senior Securities
                 Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
                 Not applicable.

Item 5.  Other Information

                  Effective for fiscal quarters ending after March 15, 2000, the Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10-QSB with the Commission. The Company's September 30, 2000 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.

Item 6.  Exhibits and Reports on Form 8-K Not applicable.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AMERICAN RESOURCES AND
DEVELOPMENT COMPANY
(Registrant)



/s/ B. Willes Papenfuss     President, Chief Executive         November 10, 2000
-----------------------     Officer and Director
    B. Willes Papenfuss     (Principal Executive
                            Officer)




/s/ Timothy M. Papenfuss    Secretary/Treasurer and            November 10, 2000
------------------------    Director (Chief Financial
 Timothy M. Papenfuss       Officer, Chief Accounting
                            Officer and Controller)