Form 10QSB/A
period 2000-09-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2001-02-22
CIK 812555

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


         As of February 19, 2001, the Registrant had outstanding 4,868,730 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2000 and
  March 31, 2000                                                             3

Condensed Consolidated Statements of Operations - Six months ended
  September 30, 2000 and 1999 and Three months ended September
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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Consolidated Balance Sheet

                                     ASSETS

                                                                              September 30,         March 31,
                                                                                   2000               2000
                                                                           ------------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                                               $            9,736  $           8,914
   Accounts receivable, net (Note 1)                                                  521,455            586,829
   Inventory (Note 1)                                                                 177,612            232,310
   Prepaid and other current assets                                                     8,000            102,359
   Marketable securities (Note 1)                                                      -                   2,485
                                                                           ------------------  -----------------
     Total Current Assets                                                             716,803            932,897
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (NOTE 1)
   Furniture, fixtures and equipment                                                  460,384            404,322
   Capital leases                                                                   1,277,899          1,277,899
                                                                           ------------------  -----------------
     Total depreciable assets                                                       1,738,283          1,682,221
     Less: accumulated depreciation                                                  (736,838)          (597,131)
                                                                           ------------------  -----------------
       Net Property and Equipment                                                   1,001,445          1,085,090
                                                                           ------------------  -----------------

OTHER ASSETS
   Deposits                                                                            73,618             62,733
                                                                           ------------------  -----------------
     Total Other Assets                                                                73,618             62,733
                                                                           ------------------  -----------------
     TOTAL ASSETS                                                          $        1,791,866  $       2,080,720
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

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                              245                245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 5,483,730
    shares issued and 4,008,730 outstanding.  (Note 9)                                  4,008              3,876
   Additional paid-in capital                                                       7,713,971          7,640,045
   Accumulated deficit                                                            (11,273,406)       (10,601,591)
                                                                           ------------------  -----------------
      Total Stockholders' Equity (Deficit)                                         (3,555,182)        (2,957,425)
                                                                           ------------------  -----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                            $        1,791,866  $       2,080,720
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                Consolidated Statements of Operations

                                                                    For the Six Months Ended         For the Three Months Ended
                                                                         September 30,                      September 30,
                                                               ---------------------------------  ---------------------------------
                                                                     2000              1999              2000             1999
                                                               ---------------   ---------------  ----------------  ---------------
NET SALES                                                      $     2,700,297   $     2,069,089  $      1,338,775  $       941,000

COST OF SALES                                                        2,233,624         1,561,885         1,287,380          726,537
                                                               ---------------   ---------------  ----------------  ---------------
GROSS PROFIT                                                           466,673           507,204            51,395          214,463
                                                               ---------------   ---------------  ----------------  ---------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Depreciation and amortization                                         6,417            15,618             2,908            6,606
   General expenses                                                    829,930           713,395           368,038          386,065
                                                               ---------------   ---------------  ----------------  ---------------
     Total General and Administrative Expenses                         836,347           729,013           370,946          392,671
                                                               ---------------   ---------------  ----------------  ---------------

GAIN (LOSS) FROM OPERATIONS                                           (369,674)         (221,809)         (319,551)        (178,208)
                                                               ---------------   ---------------  ----------------  ---------------

OTHER INCOME AND (EXPENSES)
   Other income and expenses                                            10,032            20,981              (939)          17,002
   Interest expense                                                   (312,173)         (278,417)         (146,622)        (132,311)
                                                               ---------------   ---------------  ----------------  ---------------
     Total Other Income and (Expenses)                                (302,141)         (257,436)         (147,561)        (115,309)
                                                               ---------------   ---------------  ----------------  ---------------
LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                                              (671,815)         (479,245)         (467,112)        (293,517)
                                                               ---------------   ---------------  ----------------  ---------------
DISCONTINUED OPERATIONS
   Gain from sale of USPA                                                -               869,336             -               55,947
   Loss from operations of USPA                                          -                (5,871)            -                -
                                                               ---------------   ---------------  ----------------  ---------------
     Total Discontinued Operations                                       -               863,465             -               55,947
                                                               ---------------   ---------------  ---------------- ----------------

INCOME TAXES                                                             -                -                  -               -
                                                               ---------------   ---------------  ----------------  ---------------

NET INCOME (LOSS)                                              $      (671,815)  $       384,220  $       (467,112) $      (237,570)
                                                               ===============   ===============  ================  ===============

OTHER COMPREHENSIVE GAIN (LOSS)
   Gain (loss) on valuation of marketable securities           $        -        $      (725,438) $         -       $        72,406

     Total Other Comprehensive Gain (Loss)                              -               (725,438)           -                72,406
                                                               ---------------   ---------------  ----------------  ---------------

NET COMPREHENSIVE GAIN (LOSS)                                  $      (671,815)  $      (341,218) $       (467,112) $      (165,164)
                                                               ===============   ===============  ================  ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                          Consolidated Statements of Operations (Continued)


BASIC LOSS PER SHARE
 OF COMMON STOCK -
 CONTINUING OPERATIONS                                         $         (0.17)  $          (.14) $          (0.12) $          (.08)
                                                               ===============   ===============  ================  ===============

BASIC LOSS PER SHARE
 OF COMMON STOCK
 DISCONTINUED OPERATIONS                                       $          -      $            .2  $         -       $           .02
                                                               ===============   ===============  ===============  ================

        The accompanying notes are an integral part of these consolidated financial statements.

                                               AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                                             Consolidated Statements of Stockholders' Equity
                                                       September 30, 2000 and 1999


                                   Common Stock               Preferred Stock         Other           Additional
                           ----------------------------  ------------------------  Comprehensive        Paid-In      Accumulated
                              Shares          Amount        Shares     Amount          Loss             Capital        Deficit
                           -------------   ------------  -----------  -----------  ----------------  -----------------------------
Balance, April 1, 1998         2,929,263   $      2,929      244,953  $       245  $         -       $   7,026,260  $   (5,718,980)

Stock issued for cash             48,000             48       -            -                 -              59,954          -

Stock issued for Quade
 acquisition (Note 2)            238,333            238       -            -                 -             417,678          -

Stock adjustment on PPW
 acquisition (Note 2)            (45,310)           (45)      -            -                 -            (226,505)         -

Expense recognized for
 vested options                   -              -            -            -                 -              17,496          -

Stock issued for loan              4,000              4       -            -                 -               2,183          -

Loss on valuation of
 marketable securities            -              -            -            -               (435,188)        -               -

Net loss for the year ended
 March 31, 1999                   -              -            -            -                 -              -           (3,461,500)
                           -------------   ------------  -----------  -----------  ----------------  -------------  --------------
Balance, March 31, 1999        3,174,286          3,174      244,953          245          (435,188)     7,297,066      (9,180,480)

Stock issued for Quade
 acquisition (Note 2)            451,667            452       -            -                 -             144,099          -

Stock issued for consulting
 services                        250,000            250       -            -                 -             181,384

Expense recognized for
 vested options                   -              -            -            -                 -              17,496

Recognition of loss on
 valuation of marketable
 securities                       -              -            -            -                435,188         -               -

Net loss for the year ended
 March 31, 2000                   -              -            -            -                 -              -           (1,421,111)
                           -------------   ------------  -----------  -----------  ----------------  -------------  --------------
Balance, March 31, 2000        3,875,953   $      3,876      244,953  $       245  $         -       $   7,640,045  $  (10,601,591)
                           =============   ============  ===========  ===========  ================  =============  ==============

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

                                               AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                       Consolidated Statements of Stockholders' Equity (Continued)
                                                       September 30, 2000 and 1999


                                   Common Stock               Preferred Stock         Other           Additional
                           ----------------------------  ------------------------  Comprehensive        Paid-In      Accumulated
                              Shares          Amount        Shares     Amount          Loss             Capital        Deficit
                           -------------   ------------  -----------  -----------  ----------------  -----------------------------
Balance, March 31, 2000        3,875,953   $      3,876      244,953  $       245  $         -       $   7,640,045  $  (10,601,591)
                           =============   ============  ===========  ===========  ================  =============  ==============

Stock issued for consulting
 services                         32,777             32        -            -                 -             34,028          -

Expense recognized for
 vested options                     -              -            -           -                 -              8,748          -

Stock issued for interest
 on notes payable                100,000            100         -            -                -             31,150          -

Net loss for the six months
 ended September 30, 2000            -                   -                   --               -                    -     (671,815)

Balance at
  September 30, 2000           4,008,730      $     4,008       244,953    $  245   $         -        $ 7,713,971   $(11,273,406)
                            ============      ===========    ==========    ======   ================   ===========   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                               AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                                                  Consolidated Statements of Cash Flows

                                                                   For the Six Months Ended          For the Three Months Ended
                                                                         September 30,                     September 30,
                                                              ---------------------------------  ---------------------------------
                                                                    2000              1999             2000              1999
                                                              ---------------   ---------------  ---------------   ---------------
OPERATING ACTIVITIES
  Net income (loss)                                           $      (671,815)   $      384,220   $     (467,112)  $     (165,164)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Gain on sale of USPA, Ltd.                                         -               (869,336)          -                -
    Depreciation and amortization                                     140,307           141,706           72,110           69,694
    Common stock issued for services and interest                     118,669            10,983            4,374            6,609
    Gain (loss) on sale of marketable securities                       -                  -               -                -
  Changes in operating assets and liabilities net
   of Quade acquisition:
    (Increase) decrease in inventory                                   54,482            15,251           32,016            5,254
    (Increase) decrease in accounts receivable                         65,301           (52,712)          12,536         (188,259)
    (Increase) decrease in other current assets                        (9,815)            5,499          (12,815)         (15,213)
    Increase (decrease) in accounts payable                           419,240            69,226          526,152           35,904
    Increase (decrease) in other current liabilities                  243,340           301,117          103,318          221,172
                                                              ---------------   ---------------  ---------------   --------------
      Net Cash Provided (Used) by Operating Activities                359,709             5,954          270,579          (30,003)
                                                              ---------------   ---------------  ---------------   --------------

INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                           2,485            -                -                -
  Proceeds from sale of USPA, Ltd.                                      -               221,470           -                -
  Purchases of property and equipment                                 (10,662)           -                (6,412)          -
                                                              ---------------   ---------------  ---------------   --------------
      Net Cash Provided (Used) by Investing Activities                 (8,177)          221,470           (6,412)          -
                                                              ---------------   ---------------  ---------------   --------------

FINANCING ACTIVITIES
  Payments on capital lease obligations                              (159,319)         (147,273)         (81,566)         (79,685)
  Proceeds (payments) from notes payable                              (10,151)           -                -               (12,694)
  Borrowings (payments) from related party debt                        46,700           (68,664)          15,310          (23,939)
  Net borrowings (payments) on factoring line of credit              (227,940)          (52,264)        (188,524)          60,036
                                                              ---------------   ---------------  ---------------   --------------
      Net Cash Provided (Used) by Financing Activities               (350,710)         (268,201)        (254,780)         (56,282)
                                                              ---------------   ---------------  ---------------   --------------

INCREASE (DECREASE) IN CASH                                               822           (40,777)           9,387          (86,285)

CASH, BEGINNING OF PERIOD                                               8,914            41,967              349           87,475
                                                              ---------------   ---------------  ---------------   --------------

CASH, END OF PERIOD                                           $         9,736   $         1,190  $         9,736   $        1,190
                                                              ===============   ===============  ===============   ==============


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                          September 30, 2000 and 1999

NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

               a. Quarterly Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 2000 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Effective for fiscal quarters ending after March 15, 2000, the Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10- QSB with the Commission. The Company's September 30, 2000 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.

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

               Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were $(0.12) and $(.08)

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                          September 30, 2000 and 1999


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 -       NOTES PAYABLE

               Notes payable are comprised of the following:                                      September 30,
                                                                                                      2000
                                                                                               -----------------
               Note payable, unsecured, bearing interest at 12%, payable in monthly installments of $7,000, including interest. Due on
                 demand.                                                                       $          26,603

               Convertible subordinated debentures, originally due June 30, 1996
                 bearing interest at 12% per annum. Interest payable quarterly.                          187,000

               Note payable to shareholder of PPW, unsecured. Modified in August
                 2000. Modified agreement requires payments of $190,000 through
                 February 2002 without interest. Note will default to $327,084 if payments are not made timely plus 9% interest less payments made subsequent to modified agreement. A gain on the
                 modification of debt for $137,084 will be recorded when there
                 is no risk of default on this debt.                                                     327,084

               Note payable to former shareholder of PPW, interest rate of 10%,
                 due on demand, unsecured.                                                                96,811
                                                                                               -----------------
               Subtotal                                                                                  637,498


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                          September 30, 2000 and 1999


NOTE 4 -       NOTES PAYABLE (Continued)
               Less current portion                                                                     (390,414)
                                                                                               -----------------

               Long-term portion                                                               $         247,084
                                                                                               =================

               Maturities of long-term debt are as follows:
                                            September 30, 2001                                 $         390,414
                                            September 30, 2002                                           247,084
                                                                                               -----------------
                                                                                               $         637,498

NOTE 5 -      NOTES PAYABLE, RELATED PARTIES

                                                                                                 September 30,
                                                                                                      2000
                                                                                               -----------------
               Notes payable to Miltex Industries, secured by 700,000 shares of
                 GCA and 1,475,000 shares of the Company's common stock.
                 Interest at 15% with monthly principal and interest payments of
                 $11,000 with a final balloon payment December 31, 2001.                       $         770,054

               Note payable to a shareholder, secured by GCA stock. Interest payable monthly at 13.5% with interest and principal payments
                 of $5,000 per month. Due October 31, 2001.                                              315,859

               Note payable to a Company owned by a shareholder. Interest payable at 72% with interest and principal payments due
                 currently.                                                                               76,377

               Notes payable to shareholders (includes officers and directors of the Company). Interest rates average 10.5%. Unsecured, due on
                 demand, but not expected to be repaid until 2003.                                       246,951
                                                                                               -----------------
                                            Subtotal                                                   1,409,241

                                            Less current portion                                        (101,732)
                                                                                               -----------------

                                            Long-term portion                                  $       1,307,509
                                                                                               =================

               Maturities of notes payable, related parties are as follows:
                                            September 30, 2001                                 $         105,841
                                            September 30, 2002                                         1,056,449
                                            September 30, 2003                                           246,951
                                                                                               -----------------
                                                                                               $       1,409,241

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

               Certain financial information concerning the Company's operations in different industries is as follows:

                                For the Six
                                Months Ended          Pacific                             Corporate
                                September 30,       Print Works       Fan-Tastic        Unallocated
                                -------------       -----------       ----------        -----------
Net sales                          2000           $   2,610,953      $    89,344
                                   1999               1,886,860          182,228

Operating income (loss)            2000                 (57,078)        (126,932)
applicable to industry             1999                   2,450         (110,098)
segment

General corporate expenses         2000                                                 $    185,664
not allocated to industry          1999                                                      114,160
segments


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                          September 30, 2000 and 1999


NOTE 13 -      BUSINESS SEGMENTS (Continued)
                                For the Six
                                Months Ended          Pacific                             Corporate
                                September 30,       Print Works       Fan-Tastic        Unallocated
                                -------------       -----------       ----------        -----------
Interest expense                   2000               (198,842)          (24,442)            (88,889)
                                   1999                (159,185)         (19,278)            (99,954)

Other income (expenses)            2000                    (968)          -                   11,000
                                   1999                  17,888            3,093              -
Income (loss) from
discontinued operations            2000                  -                -                   -
                                   1999                  -                -             $    867,215

Assets                             2000           $   1,753,669      $    33,938               4,259

Depreciation and                   2000                 135,890            3,936                 481
 amortization                      1999                 134,860            6,497               2,378

Property and equipment             2000                  10,662           -                  -
 acquisitions                      1999                       -           -                  -


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

               During the past seven months the Company has performed significant due diligence relating to the viability of the merger with Royal Avalon. The Company's management and board of directors believes the merger will not be finalized as the letter of intent has expired and the merger would not be in the best interest of the Company's shareholders.

               In January 2001 the Company issued 140,000 shares of the Company's common stock to two officers of the Company as payment of approximately $80,000 in loans and accrued salaries to the Company.

               In January 2001 the Company issued 220,000 shares of the Company's common stock to a director of the Company for services performed.

               In January 2001 the Company issued 500,000 shares of the Company's common stock to a consultant for investor and public relations services and debt and or capital raising efforts.

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

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                         Three Months                           Six Months
                                        Ended September 30,                 Ended September 30,
                                      2000              1999               2000              1999
                                      ----              ----               ----              ----
Net sales                           100.0%              100.0%            100.0%             100.0%
Cost of sales                        96.2%               77.2%             82.7%              75.5%
Gross profit                          3.8%               22.8%             17.3%              24.5%
General expenses                     27.5%               41.0%             30.7%              34.5%
Depreciation and amortization         0.2%                0.7%              0.2%               0.8%
Loss from operations                -23.9%              -18.9%            -13.7%             -10.7%
Other income and expenses            -0.1%                1.8%              0.4%               1.0%
Interest expense                    -11.0%              -14.1%            -11.6%             -13.5%
Loss before income taxes
   and discontinued operations      -34.9%              -31.2%            -24.9%             -23.2%
Discontinued operations               0.0%                5.9%              0.0%              41.7%
Income taxes                          0.0%                0.0%              0.0%               0.0%
Net Income (loss)                   -34.9%              -25.2%            -24.9%              18.6%

For the three months ended September 30, 2000 ("second quarter fiscal 2001"), compared to the three months ended September 30, 1999 ("second quarter fiscal 2000"):

Sales for the three months ended September 30, 2000 were $1,338,775 compared to $941,000 for the three months ended September 30, 1999. Pacific Print Works ("PPW") sales for the second quarter fiscal 2001 were $1,300,605 compared to $851,386 for the second quarter fiscal 2000. The $449,219 increase in PPW's revenue was primarily due to a $412,000 increase in sales to a customer in the second quarter fiscal 2001 compared to the second quarter fiscal 2000. Sales in the second quarter fiscal 2001 included T-shirt garments of $445,000 in addition to screen printing revenue.

Gross profit and the gross profit as a percentage of sales declined for the second quarter fiscal 2001 as compared to the second quarter fiscal 2000, $51,395 and 3.8% compared to $214,463 and 22.8%. The decline in gross profit was primarily due to an increase in production salaries and wages, an increase in costs of garments sold to customers of $430,000 with a profit of $9,000 on these garments, an increase in materials for garment finishing, screen and freight costs and an increase in rent costs. Production salaries and wages increased $34,000 due to an increase of 5% in production volume and a pay increase to the top three production management employees. Materials used for garment finishing and screens increased $25,000 due to the increase in production. Rent costs increased by $39,000 because PPW required extra space due to the increase in revenue (i.e., $1,338,775 for second quarter fiscal 2001 compared to $941,000 for second quarter fiscal 2000.)

General and administrative expenses for the first quarter fiscal 2001 were $368,038 as compared to $386,065 for the second quarter fiscal 2000.

The gain (loss) from operations before other income and expenses for the second quarter fiscal 2001 was a loss of $319,551 as opposed to a loss of $178,208 for the second quarter fiscal 2000.

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

Gross profit and the gross profit as a percentage of sales declined slightly for YTD fiscal 2001 as compared to the YTD fiscal 2000, $466,673 and 17.3% compared to $507,204 and 24.5%. The decline in gross profit margin was primarily due to an increase in production salaries and wages, an increase in costs of garments sold to customers of $346,000 with a profit of $16,000 on these garments, an increase in materials for garment finishing, screen and freight costs and an increase in rent costs. Rent costs increased by $78,000 because PPW required extra space due to the increase in revenue (i.e., $2.7 million for the six months ended September 30, 2000 compared to $2.1 million for the six months ended September 30, 1999.)

General and administrative expenses for the YTD fiscal 2001 were $829,930 as compared to $713,395 for the YTD fiscal 2000. The increase in general and administrative expenses is primarily due to $110,000 in investor relation expenses incurred in the first quarter fiscal 2001.

The gain (loss) from operations before other income and expenses for the YTD fiscal 2001 was a loss of $369,674 as opposed to a loss of $221,809 for the YTD fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

 At September 30, 2000, the Company had total assets of $1,791,866, total liabilities of $5,347,048 and total stockholders' deficit of $3,555,182 compared with total assets of $2,080,720, total liabilities of $5,038,145 and total stockholders deficit of $2,957,425 at March 31, 2000. The changes in assets, liabilities and stockholders equity is due primarily to losses from operations and interest expense. At September 30, 2000 the Company's current ratio was approximately .254 current assets to 1 current liabilities.

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

AMERICAN RESOURCES AND
DEVELOPMENT COMPANY
(Registrant)



/s/ B. Willes Papenfuss     President, Chief Executive        February 19, 2001
-----------------------     Officer and Director
B. Willes Papenfuss         (Principal Executive
                            Officer)



/s/ Timothy M. Papenfuss    Secretary / Treasurer and         February 19, 2001
------------------------    Director (Chief Financial
Timothy M. Papenfuss        Officer, Chief Accounting
                            Officer and Controller)