Form 10QSB
period 2000-12-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2001-02-22
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000;

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


         As of February 19, 2000, the Registrant had outstanding 4,868,730 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - December 31, 2000 and
  March 31, 2000                                                             3

Condensed Consolidated Statements of Operations -Nine months ended December 31, 2000 and 1999 and Three months ended
  December 31, 2000 and 1999                                                 5

Statements of Stockholders' Equity                                           7

Condensed Consolidated Statements of Cash Flows - Nine months ended December 31, 2000 and 1999 and Three months ended
  December 31, 2000 and 1999                                                 9

Notes to Condensed Consolidated Financial Statements - December
  31, 2000                                                                  11


Item 2: Management's Discussion and Analysis or Plan of Operation           22

Item 1.    Legal Proceedings                                                26
Item 2.    Changes in Securities                                            26
Item 3.    Defaults upon Senior Securities                                  26
Item 4.    Submission of Matters to a Vote of Security Holders              26
Item 5.    Other Information                                                26
Item 6.    Exhibits and Reports on Form 8-K                                 26

                                  AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                          Consolidated Balance Sheet

                                                       ASSETS

                                                                              December 31,          March 31,
                                                                                  2000                2000
                                                                           ------------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                                               $              729  $           8,914
   Accounts receivable, net (Note 1)                                                  624,297            586,829
   Inventory (Note 1)                                                                 313,845            232,310
   Prepaid and other current assets                                                     7,234            102,359
   Marketable securities (Note 1)                                                      -                   2,485
                                                                           ------------------  -----------------
     Total Current Assets                                                             946,105            932,897
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (NOTE 1)
   Furniture, fixtures and equipment                                                  461,302            404,322
   Capital leases                                                                   1,277,899          1,277,899
                                                                           ------------------  -----------------
     Total depreciable assets                                                       1,739,201          1,682,221
     Less: accumulated depreciation                                                  (800,667)          (597,131)
                                                                           ------------------  -----------------
       Net Property and Equipment                                                     938,534          1,085,090
                                                                           ------------------  -----------------

OTHER ASSETS
   Deposits                                                                            80,541             62,733
                                                                           ------------------  -----------------
     Total Other Assets                                                                80,541             62,733
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $        1,965,180  $       2,080,720
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                                      AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Balance Sheet (Continued)


                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              December 31,         March 31,
                                                                                  2000               2000
                                                                           ------------------  -----------------
CURRENT LIABILITIES
   Accounts payable                                                        $        1,386,560  $         449,011
   Accrued expenses and other current liabilities                                   1,070,593            822,780
   Deferred revenue                                                                     1,105             20,000
   Line of credit (Note 3)                                                            264,559            416,171
   Current portion of notes payable (Note 4)                                          368,727            546,542
   Current portion of notes payable, related parties (Note 5)                       1,162,290             69,797
   Current portion of capital lease obligations (Note 6)                              300,998            302,551
                                                                           ------------------  -----------------
     Total Current Liabilities                                                      4,554,832          2,626,852
                                                                           ------------------  -----------------

LONG-TERM DEBT
   Reserve for discontinued operations (Note 2)                                       734,988            734,988
   Notes payable (Note 4)                                                             247,087             62,981
   Notes payable, related parties (Note 5)                                            261,451          1,224,049
   Capital lease obligations (Note 6)                                                 145,987            389,275
                                                                           ------------------  -----------------
     Total Long-Term Debt                                                           1,389,513          2,411,293
                                                                           ------------------  -----------------
     Total Liabilities                                                              5,944,345          5,038,145
                                                                           ------------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                              245                245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 5,483,730
    shares issued and 4,008,730 outstanding.  (Note 9)                                  4,008              3,876
   Additional paid-in capital                                                       7,718,344          7,640,045
   Accumulated deficit                                                            (11,701,762)       (10,601,591)
                                                                           ------------------  -----------------
      Total Stockholders' Equity (Deficit)                                         (3,979,165)        (2,957,425)
                                                                           ------------------  -----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                            $        1,965,180  $       2,080,720
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                Consolidated Statements of Operations

                                                                    For the Nine Months Ended          For the Three Months Ended
                                                                          December 31,                        December 31,
                                                               ---------------------------------  ---------------------------------
                                                                     2000              1999              2000             1999
                                                               ---------------   ---------------  ----------------  ---------------
NET SALES                                                      $     4,077,797   $     3,466,627  $      1,377,500  $     1,397,538

COST OF SALES                                                        3,509,941         2,551,360         1,276,317          989,471
                                                               ---------------   ---------------  ----------------  ---------------
GROSS PROFIT                                                           567,856           915,267           101,183          408,067
                                                               ---------------   ---------------  ----------------  ---------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Depreciation and amortization                                         8,425            22,694             2,008            7,077
   General expenses                                                  1,179,901         1,053,039           349,469          335,893
                                                               ---------------   ---------------  ----------------  ---------------
     Total General and Administrative Expenses                       1,188,326         1,075,733           351,477          342,970
                                                               ---------------   ---------------  ----------------  ---------------

GAIN (LOSS) FROM OPERATIONS                                           (620,470)         (160,466)         (250,294)          65,097
                                                               ---------------   ---------------  ----------------  ---------------

OTHER INCOME AND (EXPENSES)
   Other income and expenses                                            16,218            20,359             6,186             (444)
   Interest expense                                                   (495,919)         (428,223)         (183,746)        (149,807)
                                                               ---------------   ---------------  ----------------  ---------------

     Total Other Income and (Expenses)                                (479,701)         (407,864)         (177,560)        (150,251)
                                                               ---------------   ---------------  ----------------  ---------------

LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                                            (1,100,171)         (568,330)         (427,854)         (85,154)
                                                               ---------------   ---------------  ----------------  ---------------

DISCONTINUED OPERATIONS
   Gain from sale of USPA                                                    -           873,086                 -                -
   Loss from operations of USPA                                              -            (5,871)                -                -
                                                               ---------------   ---------------  ----------------  ---------------
     Total Discontinued Operations                                           -           867,215                 -                -
                                                               ---------------   ---------------  ----------------  ---------------

INCOME TAXES                                                                 -                 -                 -                -
                                                               ---------------   ---------------  ----------------  ---------------


NET INCOME (LOSS)                                              $    (1,100,171)  $       298,885  $       (427,854) $       (85,154)
                                                               ===============   ===============  ================  ===============

OTHER COMPREHENSIVE GAIN (LOSS)
   Gain (loss) on valuation of marketable securities           $             -   $      (942,907) $              -  $      (232,313)

     Total Other Comprehensive Gain (Loss)                                   -          (942,907)                -         (232,313)
                                                               ---------------   ---------------  ----------------  ---------------

NET COMPREHENSIVE GAIN (LOSS)                                  $    (1,100,171)  $     (644,022)  $       (427,854) $      (317,467)
                                                               ===============   ===============- ===============   ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                          Consolidated Statements of Operations (Continued)


BASIC LOSS PER SHARE
 OF COMMON STOCK -
 CONTINUING OPERATIONS                                         $         (0.28)  $          (.16) $          (0.11) $          (.02)
                                                               ===============   ===============  ================  ===============
BASIC LOSS PER SHARE
 OF COMMON STOCK
 DISCONTINUED OPERATIONS                                       $             -   $          $.24  $              -  $             -
                                                               ===============   ===============  ================  ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                                              AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                             Consolidated Statements of Stockholders' Equity
                                                       December 31, 2000 and 1999


                                   Common Stock             Preferred Stock         Other          Additional
                            -------------------------  ------------------------  Comprehensive       Paid-In     Accumulated
                              Shares         Amount        Shares     Amount          Loss             Capital      Deficit
                            ----------   ------------  -----------  -----------  ----------------  -------------  -----------
Balance, April 1, 1998       2,929,263   $      2,929      244,953  $       245  $         -       $   7,026,260  $   (5,718,980)

Stock issued for cash           48,000             48       -            -                 -              59,954          -

Stock issued for Quade
 acquisition (Note 2)          238,333            238       -            -                 -             417,678          -

Stock adjustment on PPW
 acquisition (Note 2)          (45,310)           (45)      -            -                 -            (226,505)         -

Expense recognized for
 vested options                 -              -            -            -                 -              17,496          -

Stock issued for loan            4,000              4       -            -                 -               2,183          -

Loss on valuation of
 marketable securities          -              -            -            -               (435,188)        -               -

Net loss for the year ended
 March 31, 1999                 -              -            -            -                 -              -           (3,461,500)
                            ----------   ------------  -----------  -----------  ----------------  -------------  --------------
Balance, March 31, 1999      3,174,286          3,174      244,953          245          (435,188)     7,297,066      (9,180,480)

Stock issued for Quade
 acquisition (Note 2)          451,667            452       -            -                 -             144,099          -

Stock issued for consulting
 services                      250,000            250       -            -                 -             181,384

Expense recognized for
 vested options                 -              -            -            -                 -              17,496

Recognition of loss on
 valuation of marketable
 securities                     -              -            -            -                435,188         -               -

Net loss for the year ended
 March 31, 2000                 -              -            -            -                 -              -           (1,421,111)
                            ----------   ------------  -----------  -----------  ----------------  -------------  --------------
Balance, March 31, 2000      3,875,953   $      3,876      244,953  $       245  $         -       $   7,640,045  $  (10,601,591)
                            ==========   ============  ===========  ===========  ================  =============  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                                  AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                          Consolidated Statements of Stockholders' Equity (Continued)
                                          December 31, 2000 and 1999



                                   Common Stock             Preferred Stock         Other          Additional
                            -------------------------  ------------------------  Comprehensive       Paid-In     Accumulated
                              Shares         Amount        Shares     Amount          Loss             Capital      Deficit
                            ----------   ------------  -----------  -----------  ----------------  -------------  -----------
Balance, March 31, 2000      3,875,953   $      3,876      244,953  $       245  $        -        $   7,640,045  $  (10,601,591)
                             =========   ============  ===========  ===========  ================  =============  ==============
Stock issued for
 consulting services            32,777             32       -            -                -             34,028            -

Expense recognized for
 vested options                  -             -            -            -                -             13,121            -

Stock issued for interest
 on notes payable              100,000            100       -            -                -             31,150            -

Net loss for the nine months
 ended December 31, 2000        -              -            -            -                -             -             (1,100,171)

Balance at
  December 31, 2000          4,008,730   $      4,008      244,953  $       245  $        -        $   7,718,344  $  (11,701,762)
                             =========   ============  ===========  ===========  ================  =============  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                                              AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                  Consolidated Statements of Cash Flows

                                                                    For the Nine Months Ended          For the Three Months Ended
                                                                          December 31,                       December 31,
                                                              ---------------------------------  ---------------------------------
                                                                    2000              1999             2000              1999
                                                              ---------------   ---------------  ---------------   ---------------
OPERATING ACTIVITIES
  Net income (loss)                                           $    (1,100,171)  $       298,885  $      (427,854)  $       (85,154)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Gain on sale of USPA, Ltd.                                         -               (869,336)          -                 -
    Depreciation and amortization                                     205,135           211,860           64,828            70,160
    Common stock issued for services and interest                     123,042            15,357            4,373             4,374
  Changes in operating assets and liabilities:
    (Increase) decrease in inventory                                  (81,534)           10,335         (136,232)           (4,915)
    (Increase) decrease in accounts receivable                        (37,468)          (40,203)        (102,842)            3,184
    (Increase) decrease in other current assets                         1,836             1,207              766            (4,293)
    Increase (decrease) in accounts payable                         1,066,145             5,055          518,681            12,559
    Increase (decrease) in other current liabilities                  247,813           540,152          143,339            94,833
                                                              ---------------   ---------------  ---------------   ---------------
      Net Cash Provided (Used) by Operating Activities                424,798           173,312           65,059            90,748
                                                              ---------------   ---------------  ---------------   ---------------

INVESTING ACTIVITIES

  Proceeds from sale of marketable securities                           2,485            -                -                 -
  Proceeds from sale of USPA, Ltd.                                     -                221,470           -                 -
  Purchases of property and equipment                                 (56,980)          (37,949)         (46,318)          (19,505)
                                                              ---------------   ---------------  ----------------- ---------------

      Net Cash Provided (Used) by Investing Activities                (54,495)          183,521          (46,318)          (19,505)
                                                              ---------------   ---------------  ----------------- ---------------

FINANCING ACTIVITIES

  Payments on capital lease obligations                              (244,841)         (281,707)         (85,522)          (89,946)
  Proceeds (payments) from notes payable                              (25,181)           -               (15,000)           -
  Borrowings (payments) from related party debt                        43,146          (102,268)          (3,554)          (19,926)
  Net borrowings (payments) on factoring line of credit              (151,612)            9,321           76,328            61,585
                                                              --------------- -----------------  ---------------   ---------------

      Net Cash Provided (Used) by Financing Activities               (378,488)         (374,654)         (27,748)          (48,287)
                                                              ---------------   ---------------  ---------------   ---------------

INCREASE (DECREASE) IN CASH                                            (8,185)          (17,821)          (9,007)           22,956

CASH, BEGINNING OF PERIOD                                               8,914            41,967            9,736             1,190
                                                              ---------------   ---------------  ---------------   ---------------

CASH, END OF PERIOD                                           $           729   $        24,146  $           729   $        24,146
                                                              ===============   ===============  ===============   ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                          Consolidated Statements of Cash Flows (Continued)

                                                                    For the Nine Months Ended          For the Three Months Ended
                                                                          December 31,                       December 31,
                                                              ---------------------------------  ---------------------------------
                                                                    2000              1999             2000              1999
                                                              ---------------   ---------------  ---------------   ---------------
CASH PAID FOR
  Interest                                                    $       144,344   $       314,321  $        21,284   $        88,494
  Income taxes                                                $        -        $        -       $        -        $        -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                            $       123,042   $        15,357  $         4,373   $         4,374
  Equipment purchased through capital
     lease obligation                                         $         -       $         -      $         -       $        -

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

               a.  Quarterly Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 2000 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Effective for fiscal quarters ending after March 15, 2000, the Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10-QSB with the Commission. The Company's December 31, 2000 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

               Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were $(0.11) and $(.02)

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999



NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

               k. Basic Loss Per Common Share (Continued)

               for the three months ended December 31, 2000 and 1999, respectively. Basic net (loss) income from discontinued operations per common share and diluted net loss from discontinued operations per common share were $0.00 and $.00, respectively. Weighted average common shares outstanding were 4,008,730 and 3,640,953 for the three months ended December 31, 2000 and 1999, respectively.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

NOTE 3 -       LINE OF CREDIT

               In December 2000, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1 million of receivables, net of a 15% collection reserve. The Company is charged prime (as defined by Bank of America) plus 8% per annum for all receivables sold and uncollected under this financing agreement. At December 31 and March 31, 2000, the Company had a payable of $264,559 and $416,171, respectively, for net funds advanced from this accounts receivable line of credit. The Company received $3,355,182 and $2,720,346 from the sale of receivables for the Nine months ended December 31, 2000 and 1999 and recognized $69,361 and $66,666 in interest expense from the discount of selling these receivables, respectively.

NOTE 4 -       NOTES PAYABLE

              Notes payable are comprised of the following:                                       September 30,
                                                                                                       2000
                                                                                               -----------------
               Note payable, unsecured, bearing interest at 12%, payable in monthly installments of $7,000, including interest. Due on
                 demand.                                                                       $          19,919

              Convertible subordinated debentures, originally due June 30, 1996
               bearing interest at 12% per annum.  Interest payable quarterly.                           187,000

               Note payable to shareholder of PPW, unsecured. Modified in August
                 2000. Modified agreement requires payments of $190,000 through
                 February 2002 without interest. Note will default to $327,084 if payments are not made timely plus 9% interest less payments made subsequent to modified agreement. A gain on the
                 modification of debt for $137,084 will be recorded when there
                 is no risk of default on this debt.                                                     312,084

               Note payable to former shareholder of PPW, interest rate of 10%,
                 due on demand, unsecured.                                                                96,811
                                                                                               -----------------
              Subtotal                                                                                   615,814


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 4 -      NOTES PAYABLE (Continued)

               Less current portion                                                                     (368,727)
                                                                                               -----------------
               Long-term portion                                                               $         247,087
                                                                                               =================

               Maturities of long-term debt are as follows:
                                            December 31, 2001                                  $         368,727
                                            December 31, 2002                                            247,087
                                                                                               -----------------

                                                                                               $         615,814

NOTE 5 -      NOTES PAYABLE, RELATED PARTIES

                                                                                                  September 30,
                                                                                                      2000
                                                                                               -----------------
               Notes payable to Miltex Industries, secured by 700,000 shares of
                 GCA and 1,475,000 shares of the Company's common stock.
                 Interest at 15% with monthly principal and interest payments of
                 $11,000 with a final balloon payment December 31, 2001.                       $         770,054

               Note payable to a shareholder, secured by GCA stock. Interest payable monthly at 13.5% with interest and principal payments
                 of $5,000 per month. Due October 31, 2001.                                              315,859

               Note payable to a Company owned by a shareholder. Interest payable at 72% with interest and principal payments due
                 currently.                                                                               76,377

               Notes payable to shareholders (includes officers and directors of the Company). Interest rates average 10.5%. Unsecured, due on
                 demand, but not expected to be repaid until 2003.                                       261,451
                                                                                               -----------------
                                            Subtotal                                                   1,423,741

                                            Less current portion                                      (1,162,290)
                                                                                               -----------------
                                            Long-term portion                                  $         261,451
                                                                                               =================


              Maturities of notes payable, related parties are as follows:
                                            December 31, 2001                                  $       1,162,290
                                            December 31, 2002                                              -
                                            December 31, 2003                                            261,451
                                                                                               -----------------
                                                                                               $       1,423,741

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

               In August 1999 and January 2001, the Board of Directors granted options to purchase 696,291 and 599,723 shares of common stock at $0.25. The options issued in August 1999 are currently vested. The options issued in January 2001 vest over four years. The options were issued to various employees, officers and directors of the Company for past services, risk associated with various debt incurred by officers for the Company and guarantees by officers of Company debt, and for future services. No compensation expense was recognized, as the option price was greater than the fair market value of the stock at the date of the option grant.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999



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

               Certain financial information concerning the Company's operations in different industries is as follows:

                               For the Nine
                               Months Ended         Pacific                           Corporate
                               December 31,        Print Works      Fan-Tastic        Unallocated
                               ------------        -----------      ----------        -----------
Net sales                      2000            $     3,951,939    $       125,858
                               1999                  3,104,767            361,860

Operating income (loss)        2000                   (248,895)          (160,511)
applicable to industry         1999                     97,774           (110,389)
segment


General corporate expenses     2000                                                    $    210,340
not allocated to industry      1999                                                         147,848
segments


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 13 -      BUSINESS SEGMENTS (Continued)

                               For the Nine
                               Months Ended         Pacific                           Corporate
                               December 31,        Print Works      Fan-Tastic        Unallocated
                               ------------        -----------      ----------        -----------
Interest expense               2000                   (276,529)           (33,739)         (185,651)
                               1999                   (244,729)           (28,420)         (154,830)

Other income (expenses)        2000                     (2,217)             7,434            11,000
                               1999                     18,365              1,749            -

Income (loss) from             2000                     -                  -                 -
 discontinued operations       1999                     -                  -          $     867,215

Assets                         2000            $     1,936,571    $        28,540             4,259

Depreciation and               2000                    198,111              4,704               721
 amortization                  1999                    199,229              9,065             3,566

Property and equipment         2000                     56,980             -                 -
 acquisitions                  1999                    218,987             -                    961

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

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                           Three Months                           Nine Months
                                         Ended December 31,                    Ended December 31,
                                      ----------------------------         --------------------------
                                       2000                1999              2000              1999
                                       ----                ----              ----              ----
Net sales                             100.0%              100.0%            100.0%             100.0%
Cost of sales                          92.7%               70.8%             86.1%              73.6%
Gross profit                            7.3%               29.2%             13.9%              26.4%
General expenses                       25.4%               24.0%             28.9%              30.4%
Depreciation and amortization           0.1%                0.5%              0.2%               0.7%
Loss from operations                  -18.7%                6.9%            -23.0%              -7.8%
Other income and expenses               0.5%                0.0%              0.6%               1.0%
Interest expense                      -13.7%              -15.9%            -18.4%             -20.7%
Loss before income taxes
   and discontinued operations        -32.0%               -9.0%            -40.7%             -27.5%
Discontinued operations                 0.0%                0.0%              0.0%              41.9%
Income taxes                            0.0%                0.0%              0.0%               0.0%
Net Income (loss)                     -32.0%               -9.0%            -40.7%              14.4%


For the three months ended December 31, 2000 ("third quarter fiscal 2001"), compared to the three months ended December 31, 1999 ("third quarter fiscal 2000"):

Sales for the three months ended December 31, 2000 were $1,340,986 compared to $1,397,538 for the three months ended December 31, 1999. Pacific Print Works ("PPW") sales for the third quarter fiscal 2001 were $1,300,605 compared to $1,217,906 for the third quarter fiscal 2000. Sales to two of PPW's largest customers in the third quarter fiscal 2001included garment sales, primarily T-shirts. (The garments are sold as part of a "package" that includes the printing and finishing of the garment.) As a result, PPW sales for the third quarter fiscal 2001 included production, finishing and design revenues of $711,000 and garment revenues of $630,000 as compared to production, finishing and design revenues of $1,212,000 and garment revenues of $5,000 in the third quarter fiscal 2000.

Gross profit and the gross profit as a percentage of sales declined for the third quarter fiscal 2001 as compared to the third quarter fiscal 2000, $101,183 and 7.3% compared to $408,067 and 14.6%. The decline in gross profit was caused partially by the decrease in production revenues which resulted in a higher percentage of fixed production costs to production revenues. Direct labor costs for production, finishing and design were $362,000 or 50.9% of non-garment revenue in the third quarter fiscal 2001 as compared to $513,000 or 42.3% of non-garment revenue for the third quarter fiscal 2000. In addition, the gross profit as a percentage of sales decrease was partially due to the lower margins on garment sales. The cost of garments was $575,000 or 91.3% of garment sales in the third quarter fiscal 2001.

General and administrative expenses for the third quarter fiscal 2001 were $51,477 as compared to $342,970 for the third quarter fiscal 2000. This 2.4% increase was primarily due to an increase in payroll costs at PPW. Cost cutting measures were implemented in the fourth quarter fiscal 2001which will result in a decline of approximately $40,000 general and administrative payroll costs per quarter.

The gain (loss) from operations before other income and expenses for the third quarter fiscal 2001 was a loss of $250,294 as opposed to a gain of $65,097 for the third quarter fiscal 2000.

Interest expense for the third quarter fiscal 2001 was $146,622 compared to $132,311 for the prior year.

For the Nine months ended December 31, 2000 ("YTD fiscal 2001"), compared to the Nine months ended December 31, 1999 ("YTD fiscal 2000"):

Sales for the Nine months ended December 31, 2000 were $4,077,797 compared to $3,466,627 for the Nine months ended December 31, 1999. Pacific Print Works ("PPW") sales YTD fiscal 2001 were $3,951,939 compared to $3,104,767 for the YTD fiscal 2000 sales. Sales to two of PPW's largest customers in the YTD fiscal 2001included garment sales, primarily T-shirts. (The garments are sold as part of a "package" that includes the printing and finishing of the garment.) As a result, PPW sales for the YTD fiscal 2001 included production, finishing and design revenues of $2,835,000 and garment revenues of $1,116,000 as compared to production, finishing and design revenues of $2,971,000 and garment revenues of $131,000 in the YTD fiscal 2000.

Gross profit and the gross profit as a percentage of sales declined for YTD fiscal 2001 as compared to the YTD fiscal 2000, $567,856 and 13.9% compared to $915,267 and 26.4%. The decline in gross profit was caused partially by the decrease in production revenues which resulted in a higher percentage of fixed production costs to production revenues. Direct labor costs for production, finishing and design were $1,260,000 or 44.4% of non-garment revenue in the YTD fiscal 2001 as compared to $1,296,000 or 43.6% of non-garment revenue for the YTD fiscal 2000. In addition, the gross profit as a percentage of sales decrease was partially due to the lower margins on garment sales. The cost of garments was $1,046,000 or 93.7% of garment sales in the YTD fiscal 2001. Rent costs increased by $95,000 because PPW expanded its warehouse space due to an anticipation of storing and processing additional garments due to increased sales. In addition, the gross profit from Fan-Tastic, Inc. operations declined by $124,000 in the YTD fiscal 2001 compared to YTD fiscal 2000 primarily due to a decrease of approximately 2 equivalent stores. Fan-Tastic closed its last store in September 2000 in order to reduce general costs.

General and administrative expenses for the YTD fiscal 2001 were $1,188,326 as compared to $1,075,733 for the YTD fiscal 2000. The increase in general and administrative expenses is primarily due to $110,000 in investor relation expenses incurred in the first quarter fiscal 2001. An increase of approximately $110,000 in PPW general and administrative costs was offset by a decrease in Fan-Tastic general and administrative costs. Cost cutting measures were implemented in the fourth quarter fiscal 2001which will result in a decline of approximately $40,000 in PPW general and administrative costs per quarter.

The gain (loss) from operations before other income and expenses for the YTD fiscal 2001 was a loss of $620,470 as opposed to a loss of $160,466 for the YTD fiscal 2000.

Interest expense for the YTD fiscal 2001 was $495,919 compared to $428,223 for the prior year.

The Company had a $869,336 gain from the sale of its 50% ownership in USPA Ltd. in the YTD fiscal 2000 without any similar gain for YTD fiscal 2001.

                                               Quarter Ended December 31,           Nine Months Ended December 31,
                                                 1999              1998               1999               1998
                                                 ----              ----               ----               ----
Net sales                                       100.0%             100.0%             100.0%            100.0%
Cost of sales                                    70.8%              75.0%              73.6%             82.1%
Gross profit                                     29.2%              25.0%              26.4%             17.9%
General expenses                                 24.0%              35.5%              30.4%             47.5%
Depreciation and amortization                     0.5%               5.7%               0.7%              5.2%
Loss from operations                              4.7%             -16.2%              -4.6%            -34.8%
Other income and expenses                         0.0%               0.3%               0.6%              1.8%
Gain on sale of assets                            0.0%               0.0%               0.0%              1.7%
Interest expense                                -10.7%             -12.9%             -12.4%            -13.5%
Loss before income taxes
   and discontinued operations                   -6.1%             -28.9%             -16.4%            -44.8%
Discontinued operations                           0.0%              -5.3%              25.0%             -1.7%
Income taxes                                      0.0%               0.0%               0.0%              0.0%
Net income                                       -6.1%             -34.1%               8.6%            -46.4%

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

Gross profit and the gross profit as a percentage of sales increased for the YTD Fiscal L 2000 compared to the YTD Fiscal 1999, ($915,267 and 26.4% compared to $509,858 and 17.9%). The increase in gross profit was primarily due to the increase in PPW gross profit for the YTD Fiscal 2000 compared to YTD Fiscal 1999 ($720,601 vs. $168,337 ) that was partially reduced by a decline in Fan-Tastic sales and gross profit as noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

 At December 31, 2000, the Company had total assets of $1,965,180, total liabilities of $5,944,345 and total stockholders' deficit of $3,979,165 compared with total assets of $2,080,720, total liabilities of $5,038,145 and total stockholders deficit of $2,957,425 at March 31, 2000. The changes in assets, liabilities and stockholders equity is due primarily to losses from operations and interest expense. At December 31, 2000 the Company's current ratio was approximately .208 current assets to 1 current liabilities.

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

Item 1. Legal Proceedings
                 Not applicable.

Item 2.  Changes in Securities
                 Not applicable.

Item 3.  Default upon Senior Securities
                 Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
                 Not applicable.



Item 5.  Other Information

         Effective for fiscal quarters ending after March 15, 2000, the Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10-QSB with the Commission. The Company's December 31, 2000 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.

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