Form 10KSB
period 2001-03-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2001-08-02
CIK 812555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2000, or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ____________ to ____________

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

                     2035 N.E. 181st, Portland, Oregon 84115
                     ---------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (503) 492-1500
                                 --------------
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year was $5,949,348

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of July 27, 2001 was $237,349

         The number of shares outstanding of the issuer's common equity, as of July 27, 2001 was 4,421,892.

         Documents Incorporated by Reference:           None

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                            3

ITEM 2.  DESCRIPTION OF PROPERTY                                            8

ITEM 3.  LEGAL PROCEEDINGS                                                  8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                9



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           9


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         11

ITEM 7.  FINANCIAL STATEMENTS                                              14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                          14

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                 15

ITEM 10. EXECUTIVE COMPENSATION                                            16

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    18

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    17

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                  19


         The information contained in this Form 10-KSB for the fiscal year ended March 31, 2001, is as of the latest practicable date except for financial information which relates to the fiscal year.

                                     PART I

Item 1.  Description of Business.

GENERAL

         American Resources and Development Company ("ARDCO" or the "Company") through various subsidiaries, owns a screen printing and embroidery company and a franchiser of retail entertainment and sports stores. When used throughout this report, the Company shall include the subsidiaries of the Company unless the context indicates otherwise. The Company's present executive offices are located at 2035 N.E. 181st, Portland, Oregon 97230 and its telephone number is
(503) 492-1500. As of July 27 , 2001, the Company had eighty-three (83) full time employees and twelve part time employees.

PACIFIC PRINT WORKS

         In May 1998, the Company acquired approximately 83% of the outstanding shares of Printworks, Inc. ("Pacific Print Works" or "PPW"). 213,472 shares of the Company's common stock were issued to PPW shareholders ("Sellers") with a guaranteed share value of $5.00. In addition, depending on PPW's performance from April 1, 1998 through March 31, 2001, additional shares of the Company's common stock would be issued to the Sellers if minimum earnings levels were met. Based on the $5.00 guarantee and the Company's share value from October 1998 through March 1999, the Company is obligated to issue additional shares of common stock to the Sellers. An amendment to the PPW Stock Purchase Agreement is being evaluated by the Company and the Sellers in which the Company would issue another 1,100,000 shares of the Company's common stock to the Sellers and any additional earnings requirements by PPW or per share value guarantee by the Company would be eliminated. In July 2001, the Company agreed to purchase an additional 7% of PPW outstanding shares from a PPW shareholder for $100,000 payable in monthly installments from July 2001 through July 2003 (See Note 4 to the financial statements.) PPW is active in the contract screenprinting and embroidery business and is based in Portland, Oregon.

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

         Business Strategy

         PPW's success in expanding its business is a function of four key factors: 1) specialized printing techniques, including high density printing, 2) quality of printing, 3) ability to meet customer deadlines, and 4) ability to create and produce innovative designs. PPW has a demonstrated excellence in each of these areas with a strong reputation in the industry for its quality and specialized printing. In fact, PPW's second largest customer was obtained in January 1999 when another screenprinter was unable to produce an order which incorporated the latest technology, high-density printing. Historically, the Company has been able to produce at less than a .75% misprint ratio, considerably better than the industry standard of 2.0%.

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

         Design And Sales Staff.

         The Company employs a staff of 3 graphic design artists who work closely with customers to create designs for its customers sportswear lines. PPW employs two internal sales people and three customer service people who work closely with existing and new customers to ensure customer needs are met.

         Customers

         PPW's primary sales are through national decorated sportswear companies including: Nike, Avirex, Warnaco (Chaps Ralph Lauren licensee), Nautica, Brooks, K-Swiss and Karl Kani. In fiscal 2001, PPW's sales to major customers that exceeded 10% of its total sales were as follows: Customer A 27.6%, Customer B 20.7%, Customer C 17.1%, and Customer D 14.8%.

         Sources of Raw Materials

         PPW does not enter into long-term contracts with its suppliers. PPW buys its inks and embroidery thread from approximately eight suppliers. PPW is not dependent on any one supplier. Currently, the majority of blank apparel screen printed and embroidered is provided by its customers although, as mentioned under "Business Strategy," For the year ended March 31, 2001, PPW purchased $1,935,000 garments that were resold to customers. Over 95% of these garments were purchased from two vendors located in Mexico and California.

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

         Employees

         At July 6, 2001, PPW employed approximately 83 full-time employees. PPW believes that its employee relations are good.

FAN-TASTIC, INC.

         Acquired in 1997, Fan-Tastic is a franchiser of retail entertainment and sports stores, dba Fan-A-Mania, based in regional shopping malls. As of July 7, 2001, Fan-Tastic had 11 franchisees in the states of Missouri, New York, North Carolina, Virginia, Wyoming, Pennsylvania, Texas, and countries of Barbados, Canada and Japan.

         Fan-A-Mania  stores  carry a broad  range of sports  and  entertainment products purchased from national vendors who are licensed with various organizations including the following entertainment and sports companies:
Pokemon, Disney, Warner Brothers, Marvel Comics, Nickelodeon,, World Wrestling Federation, National Football League, National Basketball Association, Major League Baseball, College and the National Hockey League. Products carried include apparel for ages ranging from toddlers to adults, collectibles and souvenirs for fans of entertainment and sports.

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

Seasonality

         Approximately 43% of annual royalties have occurred from store sales in the months of November and December.

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

         Fan-Tastic competes with other franchisers for prospective franchisees. However, there is little direct competition for prospective franchisees since Fan-A-Mania is currently the only entertainment and sports apparel, collectible and souvenir oriented franchiser known to management. Fan-Tastic also competes for suitable store locations in malls and outlet centers from a wide variety of retailers.

         Trademarks

         Fan-Tastic owns the registered mark, "Fan-A-Mania" for retail stores featuring entertainment and sports memorabilia and clothing.

         Employees

         As of July 6, 2001, Fantastic had three full-time employees.

Item 2.  Description of Property.

         PPW rents an 85,000 square foot office and screenprinting/embroidery facility in Portland, Oregon. Lease commitments from fiscal 2002 through fiscal 2003 are $318,832, and $49,366, respectively.

Item 3.  Legal Proceedings.

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

Calendar Quarters                           High Bid               Low Bid
-----------------                           --------               -------
1999
----
1st Quarter                                   .875                   .1875
2nd Quarter                                   .5                     .1875
3rd Quarter                                  1.906                   .156
4th Quarter                                  1.50                    .625

2000
----
1st Quarter                                  1.312                   .625
2nd Quarter                                  1.531                   .656
3rd Quarter                                  1.00                    .562
4th Quarter                                   .687                   .19

2001
----
1st Quarter                                  1.437                   .188
2nd Quarter                                   .325                   .125

         As of July 27, 2001, the Company had 4,421,892 shares of its common stock issued and outstanding, and there were approximately 1,300 shareholders of record.

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

         In August 1999, the Company issued 15,000 shares of common stock to a company for investor and public relations services. Based on the knowledge, experience and economic strength of this company, the Company believes this transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

         In March and May 2000, the Company issued 235,000 and 28,777 shares of common stock, respectively to a company for investor and public relations services. In March 2000, the Company also granted options to this same company to purchase up to 340,000 shares of the Company's common stock. The options expire in September 2001. The options are not transferable, are exercisable at any time between $1.08 and $1.72 per share (See Note 10 to the financial statements.) Based on the knowledge, experience and economic strength of this company, the Company believes this transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

         In May 2000, the Company issued 4,000 shares of common stock to a company for financial consulting services. Based on the knowledge, experience and economic strength of this company, the Company believes this transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

         In August 2000, the Company issued 100,000 shares of common stock to a debtholder for $31,250 in interest payments. Based on the knowledge, experience and economic strength of this debtholder, the Company believes this transaction was exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2).

         In January 2001, the Company issued 100,000 shares of common stock to a company for investor and public relations services. Based on the knowledge, experience and economic strength of this company, the Company believes this transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

         In January 2001, the Company issued 70,000 shares of common stock each to Barry and Tim Papenfuss for reduction of $35,000 in debt and accrued wages. Barry Papenfuss is the President of Fan-Tastic, Inc. and a Vice President of the Company. Tim Papenfuss is the CFO of the Company. Based on the knowledge, experience and economic strength of these two individuals, the Company believes this transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

         The following information, on a fiscal year basis, is derived from the consolidated financial statements of the Company. Such financial statements include the Company and its subsidiaries.

RESULTS OF OPERATIONS

         For the Fiscal Year Ended March 31, 2001 ("Fiscal 2001"), Compared to the Fiscal Year Ended March 31, 2000 ("Fiscal 2000").

                                                 Year Ended March 31,
                                             2001                    2000
                                             ----                    ----
         Net sales                           100.0%                  100.0%
         Cost of sales                        87.1%                   75.4%
         Gross profit                         12.9%                   24.6%
         General expenses                     26.1%                   29.9%
         Depreciation and amortization         0.2%                    0.4%
         Loss from operations                -13.4%                   -5.7%
         Other income and expenses             0.3%                    0.1%
         Loss on write-off of GCA              0.0%                  -29.7%
         Interest expense                    -11.2%                  -12.1%
         Loss before income taxes
            and discontinued operations      -24.2%                  -47.4%
         Discontinued operations               0.0%                   18.0%
         Income taxes                          0.0%                    0.0%
         Net loss                            -24.2%                  -29.4%

         Sales for the year ended March 31, 2001 were $5,949,348 as compared to $4,828,053 for the year ended March 31, 2000. Pacific Print Works ("PPW") sales for Fiscal 2001 were $5,775,337 compared to $4,415,801 for Fiscal 2000. The 31% increase in PPW's revenue was due to an increase in "package sales" to customers. Package sales include the sale of the garment, primarily T-shirts, with the screenprint and/or embroidery. Fiscal 2001 PPW sales included $2,027,913 for garment sales as compared to $162,477 in fiscal 2000. The increase in garment sales in fiscal 2001 came from three of PPW's largest customers. Combined garment sales for these three customers was $1,733,213 in fiscal 2001 as opposed to $80 in fiscal 2000. The increase in garment sales is expected to continue as many of PPW's other large customers have expressed an interest in purchasing garments from PPW. Production sales, primarily from screenprinting, embroidery and finishing, were $3,924,201 in fiscal 2001 as compared to $4,665,576 in fiscal 2000. The decrease in production sales were primarily from a decrease in sales to PPW's largest customer of $592,000.

         Gross profit for Fiscal 2001 was $765,727 compared to $1,187,465 for Fiscal 2000, with a Company wide gross profit margin of 12.9% in Fiscal 2001 compared to 24.6% in Fiscal 2000. The decrease in gross profit was primarily due to an increase in garments sales for PPW. The gross profit margin on Fiscal 2001 garment sales was 5.7%. The gross profit margin on Fiscal 2001 PPW production sales was 19.3%. The gross profit margin on garment sales is expected to improve in Fiscal 2002 as a higher share of garment purchases will come from international production at lower costs. PPW's gross profit margin on production sales decreased in Fiscal 2001 as there were less production sales to reduce fixed production costs as a percentage of sales.

         General expenses for Fiscal 2001 were $1,549,808 as compared to $1,442,181 for the prior year. The increase was primarily attributable to a $269,000 increase in PPW general expenses offset by a reduction of $147,000 in Fan-Tastic general expenses. The increase in PPW general expenses were due to a $74,000 increase in payroll costs and an increase in telephone, travel and legal costs. These cost increases were incurred in contemplation of the merger with a T-shirt manufacturing company from Mexico. The Company also wrote off the cost of purchasing $100,000 of PPW stock to increase its ownership in PPW to 90%. The Fan-Tastic general expenses declined due to a reduction in rent and payroll expenses due to store closures.

         Depreciation and amortization expenses included in total general expenses for Fiscal 2001 was $10,193 as compared to $18,929 in Fiscal 2000. PPW had depreciation of $270,668 and $275,260 for Fiscal 2001 and Fiscal 2000, respectively which was included in cost of sales.

         The Company's loss from operations in Fiscal 2001 was $794,274 compared to $273,645 in Fiscal 2000. The increase in operating losses is primarily due to the decline in gross profit margins discussed above and the $100,000 expense from the purchase of PPW stock.

         Interest expense for Fiscal 2001 was $666,652 compared to $584,355 for Fiscal 2000.

         In Fiscal 2000, the Company sold its 50% ownership in US Polo Association, Ltd. which resulted in a gain on sale of discontinued operations for Fiscal 2000 of $867,587.

         For the Fiscal Year Ended March 31, 2000 ("Fiscal 2000"), Compared to the Fiscal Year Ended March 31, 1999 ("Fiscal 1999").

                                                 Year Ended March 31,
                                                2000               1999
                                                ----               ----
         Net sales                              100.0%             100.0%
         Cost of sales                           75.4%              78.3%
         Gross profit                            24.6%              21.7%
         General expenses                        29.9%              44.3%
         Depreciation and amortization            0.4%               4.2%
         Loss from operations                    -5.7%             -26.9%
         Other income and expenses                0.1%              -1.3%
         Gain on sale of assets                   0.0%               1.1%
         Loss on write-off of GCA               -29.7%               0.0%
         Interest expense                       -12.1%             -14.0%
         Loss before income taxes
            and discontinued operations         -47.4%             -80.3%
         Discontinued operations                 18.0%              -6.3%
         Income taxes                             0.0%               0.0%
         Net loss                               -29.4%             -86.6%


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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company had total assets of $1,763,333, total liabilities of $5,954,973, and total stockholders deficit of $4,191,640 compared with total assets of $2,080,720, total liabilities of $5,038,145 and total stockholders deficit of $2,957,425 at March 31, 2000. The significant changes in assets, liabilities and stockholders equity is due primarily to the reduction in stockholders equity due to losses from operations and interest expense. At March 31, 2001 the Company's current ratio was approximately .181 current assets to 1 current liabilities. The Company will seek to convert certain debt to equity which will improve its current ratio.

         Management intends to improve its overall financial structure and provide operating capital through improving operations, private placement of the Company's common stock and seeking the conversion of debt and preferred stock to common stock.

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

NAME                    AGE     POSITION HELD
----                    ---     -------------

B. Willes Papenfuss     43      President, Chief Executive Officer and
                                Director
Jeffrey S. Harden       56      Vice President and Director, President of
                                Pacific Print Works
Barry L. Papenfuss      40      Vice President, President of Fan-Tastic, Inc.
Timothy Papenfuss       41      Secretary/Treasurer, Chief Financial Officer
                                and Director
Robert Mintz            55      Vice President and Director, President
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

         GEORGE H. BADGER, resigned as President, Chief Executive Officer and a Director of the Company on December 31, 1996. Mr. Badger served as a director since June 1992, and was President since 1995. Mr. Badger was indicted on a number of charges and was arraigned in the U.S. Federal District Court for the Southern District of New York on October 9, 1996. The Company has been advised that the indictment related to alleged unlawful and undisclosed compensation to securities brokers and promoters to induce them to cause customers to purchase securities issued by GVI and the Company. The Company has been advised that Mr.Badger has pleaded guilty to counts of: (i) conspiracy to commit securities fraud; (ii) securities fraud; (iii) criminal contempt; and (iv) perjury.

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

         Based solely upon a review of Forms 3, Forms 4 and Forms 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the fiscal year ended March 31, 2001, Forms 4 and 5 were required to be filed by all directors and executive officers by February 15, 2001 and May 15, 2000 respectively and were not filed until July 2001. The Company has not received any Forms 4 and 5 from any shareholder who owns more than five percent of the Company's outstanding common stock..

Item 10. Executive Compensation.

         The  Company  has  not  had  a  bonus,   profit  sharing,  or  deferred
compensation plan for the benefit of its employees, officers of directors.

         The following table sets forth the annual compensation paid and accrued by the Company for services rendered during the fiscal years ended March 31, 2001, 2000 and 1999 to (i) the Company's Chief Executive Officer and (ii) each other executive officer of the Company or its subsidiary serving at the end of the last completed fiscal year whose salary and bonus exceeded $100,000 during the last fiscal year ("Named Executive Officer").

                                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation         Long-Term Compensation
                                     ----------------------- -------------------------------------
                                                                 Awards                 Payouts
-------------------------- --------- ------------ ---------- ----------- ------------ ------------ ----------- ------------
                                                                                      Securities
                                                               Other                   Underly-
                                                               Annual    Restricted     Ing Op-                 All Other
                                                              Compen-       Stock       Tions/        LTIP       Compen-
   Name And Principal       Fiscal     Salary       Bonus      sation       Award        SARs       Payouts      Sation
        Position             Year         $           $          $            $           (#)         ($)          ($)
-------------------------- --------- ------------ ---------- ----------- ------------ ------------ ----------- ------------
B. Willes Papenfuss,         2001      $72,020        0          0            0         166,544        0            0
   Chief Executive           2000      $24,930        0          0            0         102,112        0            0
   Officer                   1999      $38,000        0          0            0            0           0            0
-------------------------- --------- ------------ ---------- ----------- ------------ ------------ ----------- ------------
Jeffrey S. Harden            2001      $94,900     $21,150       0            0          40,000        0            0
   President of PPW          2000      $96,000     $43,094       0            0          34,424        0            0
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

Stock Options

                                       Option/SAR Grants in Last Fiscal Year
----------------------------- ------------------ ----------------- ----------------- ------------------------
                                  Number of      Percent of total
                                 Securities        Options/SARs     Exerscise or
            Name                 Underlying         Granted to        Base price         Expiration date
                                Options/SARs       Employees in         ($/Sh)
                                 Granted (#)       Fiscal year
----------------------------- ------------------ ----------------- ----------------- ------------------------
B. Willes Papenfuss                166,544            27.3%             $0.25           January 16, 2008
----------------------------- ------------------ ----------------- ----------------- ------------------------
Jeffrey S. Harden                  40,000              6.6%             $0.25           January 16, 2008
----------------------------- ------------------ ----------------- ----------------- ------------------------

                          Aggregated Option Exercises and Fiscal Year-End Option Values:
----------------------------- ------------------ ----------------- --------------------- --------------------
                                                                        Number of
                                                                        Securities            Value of
                                                                        Underlying         Unexercised in-
                                   Shares                              Unexercised            The-money
            Name                 Acquired on      Value realized     Options/SARs at       Options/SARs at
                                Exercise (#)           ($)              FY-end (#)           FY-end ($)
                                                                       Exercisable/         Exercisable/
                                                                      Unexercisable         Unexercisable
----------------------------- ------------------ ----------------- --------------------- --------------------
B. Willes Papenfuss                   0                 0            197,566/166,544            $0/$0
----------------------------- ------------------ ----------------- --------------------- --------------------
Jeffrey S. Harden                     0                 0             111,793/40,000            $0/$0
----------------------------- ------------------ ----------------- --------------------- --------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information, to the best knowledge of the Company, as of July 27, 2001, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock; (ii) each director; and (iii) all current directors and executive officers as a group.

NAME AND ADDRESS OF                           NUMBER OF               PERCENT
BENEFICIAL OWNER                             SHARES OWNED             OF CLASS
----------------                             ------------             --------
Banque SCS Alliance SA                         858,515 (1)             19.4%
11 Route De Florissant Case Portal 3733
12111 Geneva 3, Switzerland

George H. Badger                               551,927 (2)             12.5%
550 Northmont Way
Salt Lake City, UT  84103-3323

Stockbroker Presentations, Inc.              1,238,364 (9)             26.01%
2232 East Semeran Blvd.
Apopks, FL  32703

Barry L. Papenfuss                             348,857 (4)              7.54%
9659 S. Chavez Dr.
S. Jordan, UT 84095

Timothy M. Papenfuss                           331,278 (5)              7.11%
3441 S. Medford Dr.
Bountiful, UT 84010

B. Willes Papenfuss                            292,310  (6)             6.27%
12313 SE Wagner Street
Portland, OR 97236

Jeffrey S. Harden                              273,602  (7)             6.02%
17942 St. Clair Dr.
Lake Oswego, OR 97034

Robert Mintz                                   471,000  (8)            10.6%
30 Otter Trail
Westport, CT 06880

All Officers and Directors
  as a Group (5 persons)                     1,717,047                 32.7%


1 Banque SCS Alliance SA disclaims beneficial ownership but has provided no additional information to the Company to identify the beneficial owners.

2 These shares also include 294,750 shares held in an irrevocable trust for the benefit of Mr. Badger's children, for which he does not act as trustee. Mr. Badger disclaims beneficial ownership of these shares.

4 Mr. Barry Papenfuss is the owner of vested options to purchase 20,000 of the Company's common stock at $2.00 a share. Mr. Barry Papenfuss also is the owner of options to purchase 257,217 shares of the Company's common stock at $.25 per share, of which 206,649 are vested with the remaining 70,568 vesting over four years beginning January 2002. Messrs. Barry Papenfuss, Timothy Papenfuss and B. Willes Papenfuss are brothers.

5 Mr. Timothy Papenfuss is the owner of vested options to purchase 20,000 shares of the Company's common stock at $2.00 a share. Mr. Timothy Papenfuss also is the owner of options to purchase 288,702 shares of the Company's common stock at $.25 per share, of which 238,134 are vested with the remaining 70,568 vesting over four years beginning January 2002.

6 Mr. B. Willes Papenfuss is the owner of vested options to purchase 25,000 shares of the Company's common stock at $2.00 a share. Mr. B. Willes Papenfuss also is the owner of options to purchase 339,110 shares of the Company's common stock at $.25 per share, of which 239,202 are vested with the remaining 124,908 vesting over four years beginning January 2002.

7 Mr. Jeffrey Harden's shares include 82,030 held by his wife, Lynn Harden, and 2,413 and 2,413 shares held by his children, Brittany and Blake Harden, respectively. Mr. Jeffrey Harden also is the owner of options to purchase 151,793 shares of the Company's common stock at $.25 per share, of which 121,793 are vested with the remaining 30,000 vesting over four years beginning January 2002.

8 Mr. Robert Mintz is the owner of vested options to purchase 20,000 shares of the Company's common stock at $.25 a share, all of which are vested.

9 Stockbroker Presentations, Inc., in March 2000, was granted warrants to purchase 340,000 shares of common stock. The warrants can be exercised immediately, expire September 2001 and were issued with grant prices of $1.08, $1.32, $1.49 and $1.72 per share for 85,000 shares of common stock each.

Item 12. Certain Relationships and Related Transactions.

George Badger, a shareholder and former Company President, and father to former Company President Karl Badger, has provided loans to the Company. At March 31, 2001, the Company owed Mr. Badger $315,859 with interest and principal payment of $5,000 per month. This note is due October 31, 2001. On July 14, 1998 the Company issued 300,000 shares to Mr. George Badger for prior services.

Item 13. Exhibits and Reports on Form 8-K.

         The following financial statements, schedules, reports and exhibits are filed with this Report:

         (a)      FINANCIAL STATEMENTS

                  (1)      Report  of  HJ  &  Associates,  Independent
                           Public Accountants.                              F-1

                  (2)      Consolidated  Balance Sheet as of March 31,
                           2001.                                            F-2

                  (3)      Consolidated  Statements  of Operation  for
                           the years  ended  March 31,  2001 and 2000.      F-4

                  (4)      Statement of  Stockholders'  Equity for the
                           period  April 1,  1999  through  March  31,
                           2001.                                            F-6

                  (5)      Consolidated  Statements  of Cash Flows for
                           years ended March 31, 2001 and 2000.             F-7

                  (6)      Notes to Financial Statements.                   F-9

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

10.39        Gateway Acceptance Company accounts receivable factor Agreement
10.40        Promissory Note and Settlement Agreement with Gregory McWade
10.41        Promissory Note and Settlement Agreement with Gary Lange
16.1 (2)     Letter Regarding Change in Certifying Public Accountant
21.          Subsidiaries
23.          Consent of Independent Auditor
27.          Financial Data Schedules
99.1 (2)     List of Third Party Loans to TechKNOWLOGY, Inc.
(28.1)*
99.2 (2)     Lease of LTI Office
(28.2)*
99.3 (2)     Financial Statements for years ended March 31, 1989, (28.3)*
             1988 and 1987, and quarter ended June 30, 1989, as prepared by
             Dale K.Barker Co., P.C.
99.4 (4)     Class "A" Preferred Stock
(28.4)*
99.5 (4)     Debenture
(28.5)*

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

                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                    (Registrant)

                                    By:  /s/ Timothy M. Papenfuss
                                        ---------------------------------
                                        Timothy M. Papenfuss

Dated: July 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                         Title                         Date

/s/ B. Willes Papenfuss         President, Chief Executive         July 27, 2001
-----------------------         Officer and Director
 B. Willes Papenfuss            (Principal Executive Officer)

/s/ Timothy M. Papenfuss        Secretary / Treasurer and          July 27, 2001
------------------------        Director (Chief Financial
 Timothy M. Papenfuss           Officer, Chief Accounting
                                Officer and Controller)

                          INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Directors
American Resources and Development Company and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of American Resources and Development Company and Subsidiaries at March 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2001 and 2000 These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Resources and Development Company and Subsidiaries at March 31, 2001 and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000 in conformity with generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
June 26, 2001

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                           Consolidated Balance Sheet

                                     ASSETS

                                                                                                    March 31,
                                                                                                     2001
                                                                                               -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                                   $          23,759
   Accounts receivable, net (Note 1)                                                                     609,456
   Inventory (Note 1)                                                                                    170,065
   Prepaid and other current assets                                                                       10,982
                                                                                               -----------------
     Total Current Assets                                                                                814,262
                                                                                               -----------------

PROPERTY AND EQUIPMENT (NOTE 1)
   Furniture, fixtures and equipment                                                                     461,954
   Capital leases                                                                                      1,277,899
                                                                                               -----------------
     Total depreciable assets                                                                          1,739,853
     Less: accumulated depreciation                                                                     (878,240)
                                                                                               -----------------
     Net Property and Equipment                                                                          861,613
                                                                                               -----------------

OTHER ASSETS
   Deposits                                                                                               87,458
                                                                                               -----------------
   Total Other Assets                                                                                     87,458
                                                                                               -----------------
   TOTAL ASSETS                                                                                $       1,763,333
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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    March 31,
                                                                                                     2001
                                                                                               -----------------
CURRENT LIABILITIES
   Accounts payable                                                                            $       1,377,463
   Accrued expenses and other current liabilities                                                        897,799
   Line of credit (Note 3)                                                                               363,888
   Current portion of notes payable (Note 4)                                                             475,727
   Current portion of notes payable, related parties (Note 5)                                          1,168,269
   Current portion of capital lease obligations (Note 6)                                                 219,930
                                                                                               -----------------
   Total Current Liabilities                                                                           4,503,076
                                                                                               -----------------

LONG-TERM DEBT
   Reserve for discontinued operations (Note 2)                                                          810,842
   Notes payable (Note 4)                                                                                220,084
   Notes payable, related parties (Note 5)                                                               210,669
   Capital lease obligations (Note 6)                                                                    210,302
                                                                                               -----------------
     Total Long-Term Debt                                                                              1,451,897
                                                                                               -----------------
     Total Liabilities                                                                                 5,954,973
                                                                                               -----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                                                 245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 7,404,752
    shares issued and 4,421,817 outstanding (Note 9)                                                       4,422
   Additional paid-in capital                                                                          7,845,635
   Accumulated deficit                                                                               (12,041,942)
                                                                                               -----------------
      Total Stockholders' Equity (Deficit)                                                            (4,191,640)
                                                                                               -----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $       1,763,333
                                                                                               =================

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                      Consolidated Statements of Operations

                                                                                    For the Years Ended
                                                                                         March 31,
                                                                          --------------------------------------
                                                                                2001                 2000
                                                                          ------------------   -----------------
SALES
  Sales                                                                   $        5,949,348   $       4,828,053
  Cost of sales                                                                    5,183,621           3,640,588
                                                                          ------------------   -----------------
     Gross Profit                                                                    765,727           1,187,465
                                                                          ------------------   -----------------

EXPENSES

  General and marketing expenses                                                   1,549,808           1,442,181
  Depreciation and amortization                                                       10,193              18,929
                                                                          ------------------   -----------------
     Total Expenses                                                                1,560,001           1,461,110
                                                                          ------------------   -----------------
LOSS FROM OPERATIONS                                                                (794,274)           (273,645)
                                                                          ------------------   -----------------

OTHER INCOME AND (EXPENSES)

  Loss on write-off of GCA                                                            -               (1,434,239)
  Other income (expenses)                                                             20,575               3,541
  Interest expense                                                                  (666,652)           (584,355)
                                                                          ------------------   -----------------
       Total Other Income and (Expenses)                                            (646,077)         (2,015,053)
                                                                          ------------------   -----------------
 LOSS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                                         (1,440,351)         (2,288,698)
                                                                          ------------------   -----------------

DISCONTINUED OPERATIONS
  Gain on disposal of USPA (Note 2)                                                   -                  867,587
                                                                          ------------------   -----------------
        Total Discontinued Operations                                                 -                  867,587
                                                                          ------------------   -----------------

INCOME TAXES                                                                          -                   -
                                                                          ------------------   -----------------

NET LOSS                                                                          (1,440,351)         (1,421,111)
                                                                          ------------------   -----------------

OTHER COMPREHENSIVE LOSS
   Loss on valuation of marketable securities                                         -                   -
                                                                          ------------------   -----------------

     Total Other Comprehensive Loss                                                   -                   -
                                                                          ------------------   -----------------

NET COMPREHENSIVE LOSS                                                    $       (1,440,351)  $      (1,421,111)
                                                                          ==================   =================

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                Consolidated Statements of Operations (Continued)

                                                                                    For the Years Ended
                                                                                         March 31,
                                                                          --------------------------------------
                                                                                2001                 2000
                                                                          ------------------   -----------------
BASIC LOSS PER SHARE OF COMMON
  STOCK-CONTINUING OPERATIONS                                             $            (.36)   $           (0.64)
                                                                          ===================  =================
BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK -
DISCONTINUED OPERATIONS                                                   $              -     $            0.24
                                                                          ==================   =================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                      4,009,136           3,549,495
                                                                          ==================   =================

        The accompanying notes are an integral part of these consolidated financial statements.

                                              AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Statements of Stockholders' Equity (Deficit)
                                                         March 31, 2001 and 2000




                                       Common Stock            Preferred Stock          Other        Additional
                             ----------------------------  ------------------------  Comprehensive     Paid-In       Accumulated
                                Shares          Amount        Shares     Amount          Loss          Capital         Deficit
                             -------------   ------------  -----------  -----------  -------------   -----------    --------------
Balance, April 1, 1999         3,174,286         3,174        244,953        245        (435,188)     7,297,066       (9,180,480)

Stock issued for Quade
 acquisition (Note 2)            451,667           452         -           -              -             144,099           -

Stock issued for consulting
 services                        250,000           250         -            -             -             181,384           -

Expense recognized for
 vested options                   -             -              -            -             -              17,496           -

Recognition of loss on
 valuation of marketable
 securities                       -             -              -            -            435,188         -                -

Net loss for the year ended
 March 31, 2000                   -             -              -            -             -              -            (1,421,111)
                               ---------    ----------      -------  -----------  --------------  -------------   --------------
Balance, March 31, 2000        3,875,953         3,876      244,953          245          -           7,640,045      (10,601,591)

Stock issued for consulting
 services                        192,777           193         -            -             -              82,841           -

Stock issued for interest
 on debt                         140,087           140         -            -             -              45,466           -

Stock exchanged for debt
 with related parties            140,000           140         -            -             -              34,860           -

Stock issued to employees
 under Employee Stock
 Plan                             73,000            73         -            -             -              24,927           -

Expense recognized for
  vested options                  -             -              -            -             -              17,496           -

Net loss for the year
 ended March 31, 2001                                                                                                 (1,440,351)
                               ---------    ----------      -------  -----------  --------------  -------------   --------------
Balance, March 31, 2001        4,421,817    $    4,422      244,953  $       245  $       -       $   7,845,635   $  (12,041,942)
                               =========    ==========      =======  ===========  ==============  =============   ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                      Consolidated Statements of Cash Flows

                                                                                   For the Years Ended
                                                                                         March 31,
                                                                          --------------------------------------
                                                                                  2001                2000
                                                                          ------------------   -----------------
OPERATING ACTIVITIES
   Net loss                                                               $      (1,440,351)   $      (1,421,111)
   Adjustments to reconcile net loss to net cash
    provided by operating activities, net of effect of
    mergers:
     Gain on sale of USPA, Ltd.                                                         -               (867,587)
     Expense purchase of PPW stock (see Note 2)                                      100,000
     Depreciation and amortization                                                   281,110             294,188
     Stock option and stock for services                                             187,842             107,927
     Loss on write-off of GCA marketable securities                                     -              1,434,239
     Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                              (22,627)             (70,169)
     Decrease in inventory                                                            62,245              61,458
     (Increase) decrease in other assets                                            (21,605)             (86,959)
     Increase (decrease) in accounts payable and other
      current liabilities                                                          1,166,111             497,577
     Increase (decrease) in deferred revenue                                        (20,000)              10,000
     Increase in reserve for discontinued operations                                  75,854              74,865
                                                                          ------------------   -----------------
       Net Cash Provided by Operating Activities                                     368,579              34,428
                                                                          ------------------   -----------------

INVESTING ACTIVITIES
   Proceeds from sale of USPA, Ltd.                                                     -                221,470
   Proceeds from sale of marketable securities                                         2,485              33,059
   Purchases of property and equipment                                              (57,632)             (62,876)
                                                                          -------------------  -----------------
     Net Cash Provided (Used) by Investing Activities                               (55,147)             191,653
                                                                          ------------------   -----------------

FINANCING ACTIVITIES
   Cash from exercise of stock options                                                 5,960               -
   Net proceeds on line of credit                                                   (52,283)              48,326
   Payments on long-term debt and capital lease obligations                        (364,693)            (347,260)
   Note payable borrowings                                                           112,429              39,800
                                                                          ------------------   -----------------
     Net Cash Used by Financing Activities                                         (298,587)            (259,134)
                                                                          -------------------  -----------------

INCREASE (DECREASE) IN CASH                                                           14,845             (33,053)

CASH, BEGINNING OF YEAR                                                                8,914              41,967
                                                                          ------------------   -----------------

CASH, END OF YEAR                                                         $           23,759   $           8,914
                                                                          ==================   =================

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                Consolidated Statements of Cash Flows (Continued)

                                                                                   For the Years Ended
                                                                                         March 31,
                                                                          --------------------------------------
                                                                                  2001                2000
                                                                          ------------------   -----------------
CASH PAID FOR
  Interest                                                               $         260,383     $         344,901
  Income taxes                                                           $            -        $            -

NON CASH FINANCING ACTIVITIES
  Common stock issued for services and compensation                      $         118,553     $         107,927
  Common stock issued for reduction of interest or debt payable                     80,606                  -
  Purchase of seven percent of PPW stock for notes payable                         100,000                  -
  Conversion of interest payable into notes payable                                 46,560                  -

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


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

         g. Accounts Receivable

         Accounts receivable are shown net of the allowance for bad debts of $47,947 at March 31, 2001.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000

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

         At March 31, 2000, the Company held 1,045,000 shares of GCA stock. Because of GCA filing for bankruptcy in July of 1999, substantial doubt exists regarding the ability of the Company to recover its investment in GCA. At June 15, 2001, GCA was still in Chapter 11 bankruptcy and its market value was $0.06 per share. Furthermore, the majority of the Company's stock in GCA is restricted and the Company does not have the ability to have the restriction removed because GCA is not current in its SEC filings. As a result, the Company wrote off its cost in GCA at March 31, 2000 and incurred a loss of $1,434,239.

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

         Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were $(.36) and $(0.64) for the years ended March 31, 2001 and 2000, respectively. Basic net (loss) income from discontinued operations per common share and diluted net loss from discontinued operations per common share were $0.00 and $0.24, respectively. Weighted average common shares outstanding were 4,009,136 and 3,549,495 for the years ended March 31, 2001 and 2000, respectively.

         k. Revenue Recognition

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         n. Change in Accounting Principle

         The Company has adopted the provisions of FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an iterpretation of APB Opinion No. 25)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

         The Company has adopted the provision of FASB Statement No. 140 "Accounting for Transfers and servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         o. Prior Period Reclassification

         Certain  2000  amounts  have  been   reclassified  to  conform  to  the
         presentation of the 2001 consolidated financial statements.

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

         The Company has a reserve for discontinued operations of $810,842 at March 31, 2001.

         Pacific Print and Embroidery, LLC (aka Pacific Print Works)

         In May 1998, the Company acquired 83% of the outstanding shares of Pacific Print Works (PPW). The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. Liabilities assumed in excess of assets acquired was $629,252 and 213,472 shares of the
         Company's common stock were issued to PPW shareholders with a guaranteed share value of $5.00 resulting in goodwill of $1,686,411. In addition, depending on PPW's performance from April 1, 1998 through March 31, 2001, additional shares of the Company's common stock would be issued to the Sellers if minimum earnings levels were met. Based on the $5.00 guarantee and the Company's share value from October 1998 through March 1999, the Company is obligated to issue additional shares of common stock to the Sellers. An amendment to the PPW Stock Purchase Agreement is being evaluated by the Company and the Sellers in which the Company would issue another 1,100,000 shares of the Company's common stock to the Sellers and any additional earnings requirements by PPW or per share value guarantee by the Company would be eliminated. Effective May 2, 2001, the Company agreed to buy an additional 7% of PPW from a PPW shareholder for $100,000, payable in monthly installments through July 2003 (See Note 4). The $100,000 for the additional PPW shares were expensed for the year ended March 31, 2001 as the Company had previously written off all goodwill related to the purchase of PPW (see Note 1, l.).

         Quade, Inc. and U.S. Polo Association, Ltd.

         In 1997, Quade, Inc. acquired from the U.S. Polo Association ("US Polo") the exclusive master licenses rights to the US Polo name for the United States and Canada.

         On July 23, 1998, the Company purchased Quade by issuing 238,333 shares of its common stock.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


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

NOTE 3 - LINE OF CREDIT

         In December 2000, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1 million of receivables, net of a 15% collection reserve. The Company is charged prime (as defined by Bank of America) plus 8% per annum for all receivables sold and uncollected under this financing agreement. At March 31, 2001 the Company had a payable of $363,888 for net funds advanced from its accounts receivable line of credit. The Company received $4,632,798 and $3,355,182 from the sale of receivables for the Years ended March 31, 2001 and 2000 and recognized $98,668 and $95,606 in interest expense from the discount of selling these receivables, respectively.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 4 - NOTES PAYABLE

         Notes payable are comprised of the following:
                                                                                                   March 31,
                                                                                                 2001
                                                                                          -----------------
         Note payable, unsecured, bearing interest at 12%, payable in
          monthly installments of $7,000, including interest. Due on demand.              $          19,916

         Convertible subordinated debentures, originally due June 30, 1996
          bearing interest at 12% per annum.  Interest payable quarterly.                           187,000

         Note payable to debtholder of PPW, unsecured. Modified in August
          2000. Modified agreement requires payments of $145,000 through
          February 2002 without interest. Additional principal payments of
          $147,084 will be required if payments are not made timely plus 9%
          interest. A gain on the modification of debt for $137,084 will be
          recorded when there is no risk of default on this debt.                                   292,084

         Note payable to shareholder of PPW for purchase of 7% of PPW shares, unsecured. Note requires monthly payments of $3,000 from
          July 2001, increasing to $5,000 in July 2002 with a final $9,000 payment July 2003. The note is non-interest bearing but will accrue interest at 9% from inception if the Company is non-timely
          on payments.                                                                              100,000

         Note payable to former shareholder of PPW, unsecured. Interest
          rate of 10%. Due on demand, unsecured.                                                     96,811
                                                                                          -----------------

             Subtotal                                                                               695,811

             Less current portion                                                                 (457,727)
                                                                                          -----------------

             Long-term portion                                                            $         220,084
                                                                                          =================

             Maturities of long-term debt are as follows:
                                       March 31, 2002                                     $         475,727
                                       March 31, 2003                                               196,084
                                       March 31, 2004                                                24,000
                                                                                          -----------------
                                                                                          $         695,811
                                                                                          =================


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000

NOTE 5 - NOTES PAYABLE, RELATED PARTIES
                                                                                              March 31,
                                                                                                 2001
                                                                                          -----------------
         Note payable to Miltex Industries, secured by 2,934,193 shares of the Company's common stock. Interest at 15% with monthly
          principal and interest payments of $11,000 with a final balloon
          payment December 31, 2001. Note is in default.                                  $         770,054

         Note payable to a shareholder, secured by GCA stock.  Interest payable monthly at 13.5% with interest and principal payments
          of $5,000 per month.  Due October 31, 2001.  Note is in default                           315,859

         Notes payable to a Company owned by a shareholder. Interest payable at 72% with interest and principal payments due
          currently.                                                                                 66,377

         Notes payable to shareholders (includes officers and directors of the Company).  Interest rates average 10.5%.  Unsecured, due on
          demand, but not expected to be repaid until 2003.                                         226,648
                                                                                          -----------------

                                       Subtotal                                                   1,378,938

                                       Less current portion                                      (1,168,269)
                                                                                          -----------------

                                       Long-term portion                                  $         210,669
                                                                                          =================

         Maturities of notes payable, related parties are as follows:
                                       March 31, 2002                                     $       1,168,269
                                       March 31, 2003                                               210,669
                                                                                          -----------------
                                                                                          $       1,378,938

NOTE 6 - CAPITAL LEASES

         Property and equipment payments under capital leases as of March 31, 2001 is summarized as follows:

                              Year End
                              March 31,
                              2002                                                        $         240,765
                              2003                                                                  125,335
                              2004                                                                   87,408
                              2005                                                                   32,379
                                                                                          -----------------

         Total minimum lease payments                                                               485,887
         Less interest and taxes                                                                    (55,655)
                                                                                          -----------------

         Present value of net minimum lease payments                                                430,232
         Less current portion                                                                      (219,930)
                                                                                          -----------------

         Long-term portion of capital lease obligations                                   $         210,302
                                                                                          =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 6 - CAPITAL LEASES (Continued)

         The  Company  recorded   depreciation   expense  on  capitalized  lease
         equipment of $210,689 and $232,589 for the years ended March 31, 2001 and 2000, respectively.

NOTE 7 - INCOME TAXES

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Other temporary differences are created by the use of the equity method for reporting investments in subsidiaries. Deferred tax assets are reduces by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         The Income tax benefit for the year ending March, 31, 2001 differs from the amount computed at the federal statutory rates as follows:


         Income tax Benefit at statutory rate                    $     46,200
         Valuation allowance                                          (46,000)
                                                                 ------------
                                                                 $       -0-
                                                                 ============

         Deferred tax assets for the year ending March 31, 2001 are comprised of the following:

         Net Operating Loss Carryforward                         $  1,318,000
         Valuation allowance                                       (1,318,000)
                                                                 ------------
                                                                 $       -0-
                                                                 ============

         At March 31, 2001, the Company had a net operating loss carryforward of approximately $4,700,000 that may be offset against future taxable income through 2021. These losses will start to expire in the year 2014 and not included in this carryforward is about $1,600,000 in carryforwards net operating losses created from Golf Ventures, Inc. that most likely will not be allowed to be offset by any future operations of the Company. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits or the loss carryforward are offset by a valuation allowance of the same amount.

NOTE 8 - PREFERRED STOCK

         The shareholders of the Company have authorized 10,000,000 shares of preferred stock with a par value of $0.001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company.

         SERIES B:

         At March 31, 2000, there are 94,953 shares of series B preferred stock issued and outstanding. The holders of these series B preferred shares are entitled to an annual cumulative cash dividend of not less than sixty cents per share. At March 31, 2001, there is a total of $466,533 of accrued and unpaid dividends related to the series B preferred stock which have been included in the accompanying consolidated financial statements. These series B preferred shares were convertible into shares of the Company's common stock which conversion option expired March 31, 1995.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 9 - COMMON STOCK ISSUED BUT NOT OUTSTANDING

         The Company has issued 160,820 shares of common stock which had been offered to the holders of the Series B preferred stock and the debentures. The shares have not been accepted by the holders of those investments as of the date of the consolidated financial statements. Additionally, the Company has issued 2,934,193 shares of common stock as collateral for the note payable to Banque SCS (Note 5).

NOTE 10 - STOCK OPTIONS

         In March 2001 and August 1997, the Company's Board of Directors approved the 2001 and 1997 American Resources and Development Company Stock Option Plans, respectively (Option Plans). Under the Option Plans, 1,500,000 shares of the Company's common stock are reserved for issuance to Directors and employees. Options are granted at a price and with vesting terms as determined by the Board of Directors.

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

         In October 1997, the Board of Directors granted options to purchase 140,000 shares of stock at $2.00. These options are exercisable beginning March 31, 1998, over staggered periods and expire after ten years. Compensation expense of $1,458 per month will be recognized for 40,000 of the options issued over a 4 year vesting period. In July 1998, the Board of Directors changed the terms of the 100,000 options vesting over 10 years. 25,000 of these options were fully vested and the remainder of the options were canceled. As a result, compensation expense of $52,498 was recognized for the year ended March 31, 1998 for the vesting of these options.

         Pro forma net income and net income per common share was determined as if the Company had accounted for its employee stock options under the fair value method of Statement of Financial Accounting Standards No. 123.

         Pro forma expense in year 1 would be $77,660, and $75,335, 28,579, $22,933 in years 2, 3, and 4, respectively, with an increase in pro forma expenses per share of $0.02 in year 1, $0.02 in year 2 and $0.01 in years 3 and 4.

         On March 1, 2000, the Company granted options to a company to purchase up to 340,000 shares of the company's common stock. This company is to provide various investor relations services. The Company recognized a $32,385 expense over 4 months from the date of the grant based upon the value of the options as calculated from an option pricing model. The options expire September 1, 2001, are not transferrable and are exercisable at any time at the following rates:

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 10 - STOCK OPTIONS (Continued)

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

                                                                March 31,
                                                                 2001
                                                               ----------
                   Expected dividend yield                         0%
                   Expected stock price volatility                70%
                   Risk-free interest rate                       6.5%
                   Expected life of options (in years)            10

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         Office Lease

         The Company leases office and warehouse space in Portland, Oregon. Lease commitments for the years ended March 31, 2002 through March 31, 2003 are $318,832 and $49,366, respectively.

         Legal Proceedings

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


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

         Certain financial information concerning the Company's operations in different industries is as follows:

                                                For the
                                               Years Ended          Pacific                            Corporate
                                                March 31,         Print Works       Fan-Tastic        Unallocated
                                                ---------         -----------       ----------        -----------
              Net sales                           2001         $      5,775,337  $       174,011   $         -
                                                  2000                4,415,801          412,252             -

              Operating income (loss)             2001                 (406,772)        (246,391)             -
               applicable to industry             2000                  181,348         (202,951)             -
               segment

              General corporate expenses          2001                     -                -              235,506
               not allocated to industry          2000                     -                -              252,041
               segments

              Writedown of goodwill               2001                  100,000             -                 -
                                                  2000                     -                -                 -

              Interest expense                    2001                 (401,746)         (62,841)         (202,335)
                                                  2000                 (339,253)         (38,746)         (206,356)

              Other income (expenses)             2001                      904            8,671            11,000
               including interest and gain        2000                    7,469           (4,174)       (1,433,994)
               and loss on write-down of
               marketable securities


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY

                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000

NOTE 13 - BUSINESS SEGMENTS (Continued)
                                                For the
                                               Years Ended          Pacific                            Corporate
                                                March 31,         Print Works       Fan-Tastic        Unallocated
                                                ---------         -----------       ----------        -----------
              Income (loss) from
               discontinued operations            2001                      -               -                 -
                                                  2000                      -               -              867,587

              Assets                              2001                 1,740,714          17,347             5,272

              Depreciation and
               amortization                       2001                   270,668           5,472               721
                                                  2000                   279,260          12,013             2,915

              Property and equipment
               acquisitions                       2001                    57,632            -                 -
                                                  2000                   272,468           6,007              -