Form 10QSB
period 2001-06-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2001-08-14
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001;

                                       or

             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

        For transition period from ________________ to _________________



                    American Resources & Development Company
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


         As of August 12, 2001, the Registrant had outstanding 4,421,817 shares of Common Stock.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2001
           and March 31, 2001                                              3

         Condensed Consolidated Statements of Operations - Three
           months ended June 30, 2001 and 2000                             5

         Statements of Stockholders' Equity                                7

         Condensed Consolidated Statements of Cash Flows - Three
           months ended June 30, 2001 and 2000                             9

         Notes to Condensed Consolidated Financial Statements -
           June 30, 2001                                                  11


Item 2:  Management's Discussion and Analysis or Plan of Operation        20


Item 1.  Legal Proceedings                                                22

Item 2.  Changes in Securities                                            22

Item 3.  Defaults upon Senior Securities                                  22

Item 4.  Submission of Matters to a Vote of Security Holders              22

Item 5.  Other Information                                                22

Item 6.  Exhibits and Reports on Form 8-K                                 22

                                    AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                            Consolidated Balance Sheet


                                                       ASSETS

                                                                                 June 30,          March 31,
                                                                                  2001                2001
                                                                           ------------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                                               $            1,189  $          23,759
   Accounts receivable, net (Note 1)                                                  615,977            609,456
   Inventory (Note 1)                                                                 432,694            170,065
   Prepaid and other current assets                                                     6,832             10,982
                                                                           ------------------  -----------------

     Total Current Assets                                                           1,056,692            814,262
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (NOTE 1)

   Furniture, fixtures and equipment                                                  472,103            461,954
   Capital leases                                                                   1,277,899          1,277,899
                                                                           ------------------  -----------------

     Total depreciable assets                                                       1,750,002          1,739,853
     Less: accumulated depreciation                                                  (943,154)          (878,240)
                                                                           ------------------  -----------------

       Net Property and Equipment                                                     806,848            861,613
                                                                           ------------------  -----------------

OTHER ASSETS

   Deposits                                                                            93,756             87,458
                                                                           ------------------  -----------------

     Total Other Assets                                                                93,756             87,458
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $        1,957,296  $       1,763,333
                                                                           ==================  =================


        The accompanying notes are an integral part of these consolidated financial statements.

                                      AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Balance Sheet (Continued)


                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 June 30,           March 31,
                                                                                   2001               2001
                                                                           ------------------  -----------------
CURRENT LIABILITIES
   Accounts payable                                                        $        1,787,419  $       1,377,463
   Accrued expenses and other current liabilities                                   1,004,207            897,799
   Line of credit (Note 3)                                                            478,804            363,888
   Current portion of notes payable (Note 4)                                          377,227            475,727
   Current portion of notes payable, related parties (Note 5)                       1,168,257          1,168,269
   Current portion of capital lease obligations (Note 6)                              141,709            219,930
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      4,957,623          4,503,076
                                                                           ------------------  -----------------

LONG-TERM DEBT

   Reserve for discontinued operations (Note 2)                                       829,605            810,842
   Notes payable (Note 4)                                                             296,084            220,084
   Notes payable, related parties (Note 5)                                            197,426            210,669
   Capital lease obligations (Note 6)                                                 193,441            210,302
                                                                           ------------------  -----------------

     Total Long-Term Debt                                                           1,516,556          1,451,897
                                                                           ------------------  -----------------

     Total Liabilities                                                              6,474,179          5,954,973
                                                                           ------------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                              245                245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 7,404,752
    shares issued and 4,421,817 outstanding.  (Note 9)                                  4,422              4,422
   Additional paid-in capital                                                       7,850,032          7,845,635
   Accumulated deficit                                                            (12,371,582)       (12,041,942)
                                                                           ------------------  -----------------

      Total Stockholders' Equity (Deficit)                                         (4,516,883)        (4,191,640)
                                                                           ------------------  -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $        1,957,296  $       1,763,333
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                                  AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                    Consolidated Statements of Operations


                                                                                   For the Three Months Ended
                                                                                             June 30,
                                                                              --------------------------------------
                                                                                     2001                2000
                                                                              -----------------    -----------------
SALES
  Sales                                                                       $       1,280,152    $       1,361,522
  Cost of sales                                                                       1,147,358              946,245
                                                                              -----------------    -----------------

     Gross Profit                                                                       132,794              415,277
                                                                              -----------------    -----------------

EXPENSES
  General and marketing expenses                                                        328,508              461,892
  Depreciation and amortization                                                           1,300                3,508
                                                                              -----------------    -----------------

     Total Expenses                                                                     329,808              465,400
                                                                              -----------------    -----------------

LOSS FROM OPERATIONS                                                                   (197,014)             (50,123)
                                                                              -----------------    -----------------

OTHER INCOME AND (EXPENSES)
  Other income (expenses)                                                                 3,237                3,508
  Interest expense                                                                     (135,863)            (165,551)
                                                                              -----------------    -----------------

       Total Other Income and (Expenses)                                              (132,626)             (154,580)
                                                                              ----------------     -----------------

 LOSS BEFORE INCOME TAXES                                                             (329,640)             (204,703)

INCOME TAXES                                                                             -                    -
                                                                              -----------------    -----------------

NET LOSS                                                                               (329,640)            (204,703)
                                                                              -----------------    -----------------

OTHER COMPREHENSIVE LOSS

      Loss on valuation of marketable securities                                         -                    -
                                                                              -----------------    -----------------

         Total Other Comprehensive Loss                                                  -                    -
                                                                              -----------------    -----------------

NET COMPREHENSIVE LOSS                                                        $        (329,640)   $        (204,703)
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

                                               AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                            Consolidated Statements of Operations (Continued)

                                                                                   For the Three Months Ended
                                                                                             June 30,
                                                                              --------------------------------------
                                                                                     2001                2000
                                                                              -----------------    -----------------
BASIC LOSS PER SHARE OF COMMON
  STOCK-CONTINUING OPERATIONS                                                 $           (0.07)   $            (.05)
                                                                              =================    =================

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK -
DISCONTINUED OPERATIONS                                                       $               -    $               -
                                                                              =================    =================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                         4,421,817            3,878,257
                                                                              =================    =================

        The accompanying notes are an integral part of these consolidated financial statements.

                                               AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                             Consolidated Statements of Stockholders' Equity
                                                         June 30, 2001 and 2000


                                       Common Stock            Preferred Stock         Other           Additional
                               ---------------------------  ----------------------  Comprehensive       Paid-In       Accumulated
                                  Shares         Amount       Shares     Amount         Loss             Capital         Deficit
                               -------------  ------------  ---------   ----------  ----------------  ----------------------------
Balance, April 1, 1999          3,174,286         3,174      244,953       245         (435,188)        7,297,066      (9,180,480)

Stock issued for Quade
 acquisition (Note 2)             451,667           452            -         -                -           144,099               -

Stock issued for consulting
 services                         250,000           250            -         -                -           181,384

Expense recognized for
 vested options                         -             -            -         -                -            17,496

Recognition of loss on
 valuation of marketable
 securities                             -             -            -         -          435,188                 -               -

Net loss for the year ended
 March 31, 2000                         -             -            -         -                -                 -      (1,421,111)
                                ---------      --------      -------    ------       ----------      ------------    ------------

Balance, March 31, 2000         3,875,953         3,876      244,953       245                -          7,640,045    (10,601,591)

Stock issued for consulting
 services                         192,777           193            -         -                -            82,841               -

Stock issued for interest
 on debt                          140,087           140            -         -                -            45,466               -

Stock exchanged for debt
 with related parties             140,000           140            -         -                -             34,860              -

Stock issued to employees
 under Employee Stock
 Plan                              73,000            73            -         -                -            24,927               -

Expense recognized for
  vested options                        -             -            -         -                -            17,496               -

Net loss for the year
 ended March 31, 2001                                                                                                  (1,440,351)
                                ---------      --------      -------    ------       ----------      ------------    ------------

Balance, March 31, 2001         4,421,817      $  4,422      244,953    $  245       $        -      $  7,845,635     (12,041,942)
                                =========      ========      =======    ======       ==========      ============    ============

Expense recognized for
 vested options                         -             -            -         -                -             4,397

Net loss for the three months
 ended June 30, 2000                                                                                                     (329,640)

Balance at June 30, 2001        4,421,817      $  4,422      244,953    $  245       $        -      $  7,850,032    $(12,371,582)
                                =========      ========      =======    ======       ==========      ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                              AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                  Consolidated Statements of Cash Flows

                                                                                         For the Three Months Ended
                                                                                                  June 30,
                                                                                   --------------------------------------
                                                                                           2001                      2000
                                                                                   -----------------    -----------------
OPERATING ACTIVITIES
           Net loss                                                                $        (329,640)   $        (204,703)
           Adjustments to reconcile net loss to net cash
           (used) by operating activities, net of effect of
            mergers:
              Gain on sale of USPA, Ltd.                                                           -                    -
              Depreciation and amortization                                                   64,914               68,197
              Stock option and stock for services                                              4,397              114,295
           Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                      (6,521)              52,765
              Decrease in inventory                                                         (262,629)              22,467
              (Increase) decrease in other assets                                             (2,148)              (3,000)
              Increase (decrease) in accounts payable and other
               current liabilities                                                           535,127               54,950
                                                                                   -----------------    -----------------

                Net Cash (Used) by Operating Activities                                        3,500               94,611
                                                                                   -----------------    -----------------

INVESTING ACTIVITIES
           Proceeds from sale of USPA, Ltd.                                                        -                    -
           Purchases of property and equipment                                               (10,149)              (4,250)
                                                                                   -----------------    -----------------

              Net Cash (Used) by Investing Activities                                        (10,149)              (4,250)
                                                                                   -----------------    -----------------

FINANCING ACTIVITIES
           Net (payments) proceeds on line of credit                                         114,916              (39,416)
           Payments on long-term debt and capital lease obligations                         (117,582)             (77,753)
           Note payable borrowings, related parties                                          (13,255)              18,243
                                                                                   ------------------   -----------------

              Net Cash Provided by Financing Activities                                      (15,921)             (98,926)
                                                                                   -----------------    -----------------

INCREASE (DECREASE) IN CASH                                                                  (22,570)              (8,565)

CASH, BEGINNING OF YEAR                                                                       23,759                8,914
                                                                                   -----------------    -----------------

CASH, END OF YEAR                                                                  $           1,189    $             349
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

                                          AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                       Consolidated Statements of Cash Flows (Continued)

                                                                                         For the Three Months Ended
                                                                                                  June 30,
                                                                                   --------------------------------------
                                                                                           2001                      2000
                                                                                   -----------------    -----------------
CASH PAID FOR
  Interest                                                                         $          56,137    $          50,289
  Income taxes                                                                     $               -    $               -

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

               a.  Quarterly Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 2001 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Effective for fiscal quarters ending after March 15, 2000, the Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10-QSB with the Commission. The Company's June 30, 2001 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000


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

              h.  Accounts Receivable

              Accounts receivable are shown net of the allowance for bad debts of $48,917 at June 30, 2001.

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

              Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were $(0.07) and $(.05) for the three months ended June 30, 2001 and 2000, respectively. Basic net (loss) income from discontinued operations per common share and diluted net loss from discontinued operations per common share were $0.00 and $0.00, respectively. Weighted average common shares outstanding were 4,421,817 and 3,878,257 for the three months ended June 30, 2001 and 2000, respectively.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

              The Company has a reserve for discontinued operations of $829,605 at June 30, 2001

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000


NOTE 3 -      LINE OF CREDIT

              In November 1998, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1 million of receivables, net of a 15% collection reserve. The Company is charged .065% daily for all receivables sold and uncollected under this financing agreement. At June 30 and March 31, 2001, the Company had a payable of $478,804 and $363,888, respectively, for net funds advanced from this accounts receivable line of credit. The Company received $1,084,047 and $1,233,630 from the sale of receivables for the three months ended June 30, 2001 and 2000 and recognized $16,478 and $31,604 in interest expense from the discount of selling these receivables, respectively.


NOTE 4 -      NOTES PAYABLE

              Notes payable are comprised of the following:
                                                                                                    June 30,
                                                                                                     2001
                                                                                               -----------------
              Note payable, unsecured, bearing interest at 12%, payable in
               monthly installments of $7,000, including interest.  Due on demand.             $          19,916

              Convertible subordinated debentures, originally due June 30, 1996
               bearing interest at 12% per annum.  Interest payable quarterly.                           187,000

              Note payable to debtholder of PPW, unsecured. Modified in August
               2000. Modified agreement requires payments of $145,000 through
               February 2002 without interest. Additional principal payments of
               $147,084 will be required if payments are not made timely plus 9%
               interest. A gain on the modification of debt for $137,084 will be
               recorded when there is no risk of default on this debt.                                   269,584

              Note payable to shareholder of PPW for purchase of 7% of PPW shares, unsecured. Note requires monthly payments of $3,000 from
               July 2001, increasing to $5,000 in July 2002 with a final $9,000 payment July 2003. The note is non-interest bearing but will accrue interest at 9% from inception if the Company is non-timely
               on payments.                                                                              100,000

               Note payable to former shareholder of PPW, unsecured. Interest rate
                 of 10%.  Due on demand, unsecured.                                                       96,811
                                                                                               -----------------

              Subtotal                                                                                  673,311

              Less current portion                                                                     (377,227)
                                                                                               ----------------

              Long-term portion                                                                $         296,084
                                                                                               =================

              Maturities of long-term debt are as follows:
                                            June 30, 2002                                      $         377,227
                                            June 30, 2003                                                272,084
                                            June 30, 2004                                                 24,000
                                                                                               -----------------

                                                                                               $         673,311


                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000


NOTE 5 -      NOTES PAYABLE, RELATED PARTIES
                                                                                                   June 30,
                                                                                                     2001
                                                                                               -----------------
              Note payable to Miltex Industries, secured by 2,934,193 shares of the Company's common stock. Interest at 15% with monthly
               principal and interest payments of $11,000 with a final
               balloon payment December 31, 2001.  Note is in default.                         $         770,054

              Note payable to a shareholder, secured by GCA stock.  Interest payable monthly at 13.5% with interest and principal payments
               of $5,000 per month.  Due October 31, 2001.  Note is in default                           315,859

              Notes payable to a Company owned by a shareholder.  Interest
               payable at 72% with interest and principal payments due currently.                         66,377

              Notes payable to shareholders (includes officers and directors of the Company).  Interest rates average 10.5%.  Unsecured, due on
               demand, but not expected to be repaid until 2003.                                         213,393
                                                                                               -----------------

                                            Subtotal                                                   1,365,683

                                            Less current portion                                     (1,168,257)
                                                                                               ----------------

                                            Long-term portion                                  $         197,426
                                                                                               =================



              Maturities of notes payable, related parties are as follows:
                                            June 30, 2002                                      $       1,168,257
                                            June 30, 2003                                                197,426
                                                                                               -----------------

                                                                                               $       1,365,683


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
                                                                                               =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000


NOTE 6 -      CAPITAL LEASES (Continued)

              The Company recorded depreciation expense on capitalized lease equipment of $210,689 and $232,589 for the years ended March 31, 2001 and 2000, respectively.

NOTE 7 -      INCOME TAXES

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Other temporary differences are created by the use of the equity method for reporting investments in subsidiaries. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              The Income tax benefit for the year ending March, 31, 2001 differs from the amount computed at the federal statutory rates as follows:

                   Income tax Benefit at statutory rate          $     46,200
                   Valuation allowance                                (46,000)
                                                                 ------------
                                                                 $          -
                                                                 ============

              Deferred tax assets for the year ending March 31, 2001 are comprised of the following:

                   Net Operating Loss Carryforward               $  1,318,000
                   Valuation allowance                             (1,318,000)
                                                                 ------------
                                                                 $          -
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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000


NOTE 8 -      PREFERRED STOCK (Continued)

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000


NOTE 10 -     STOCK OPTIONS (Continued)

              Pro forma expense in year 1 would be $77,660, and $75,335, 28,579, $22,933 in years 2 , 3, and 4, respectively, with an increase in pro forma expenses per share of $0.02 in year 1, $0.02 in year 2 and $0.01 in years 3 and 4.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000


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

              Certain financial information concerning the Company's operations in different industries is as follows:

                                    For the Three
                                    Months Ended       Pacific                             Corporate
                                      June 30,        Print Works       Fan-Tastic        Unallocated
                                   ---------------  ----------------  ---------------   ---------------
Net sales                               2001         $   1,235,819     $      44,333     $
                                        2000             1,310,348            51,174

Operating income (loss)
applicable to industry
segment                                 2001             (165,641)           (14,908)
                                        2000               142,113           (43,858)

General corporate expenses
not allocated to industry
segments                                2001                                                  31,465
                                        2000                                                 148,137



                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000


NOTE 13 -     BUSINESS SEGMENTS (Continued)

                                    For the Three
                                    Months Ended       Pacific                             Corporate
                                      June 30,        Print Works       Fan-Tastic        Unallocated
                                   ---------------  ----------------  ---------------   ---------------
Interest expense                        2001               (85,513)          (10,752)        (39,598)
                                        2000               (96,128)          (12,983)        (56,440)

Other income (expenses)                 2001                 3,237                 -               -
                                        2000                  (29)            10,971          11,000


Assets                                  2001         $   1,907,185     $      31,796           3,315

Depreciation and
 amortization                           2001                64,614               300               -
                                        2000                65,689             2,268             240

Property and equipment
 acquisitions                           2001                10,149                 -               -
                                        2000                 4,250                 -               -

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

For the three months ended June 30, 2001 ("first quarter fiscal 2002"), compared to the three months ended June 30, 2000 ("first quarter fiscal 2001"):


                                                 Three Months Ended June 30,
                                                  2001               2000
                                                  ----               ----

Net sales                                        100.0%              100.0%
Cost of sales                                     89.6%               69.5%
Gross profit                                      10.4%               30.5%
General expenses                                  25.7%               33.9%
Depreciation and amortization                      0.1%                0.3%
Loss from operations                             -15.4%               -3.7%
Other income and expenses                          0.3%                0.3%
Interest expense                                 -10.6%              -12.2%
Loss before income taxes
  and discontinued operations                    -25.8%              -15.0%
Income taxes                                       0.0%                0.0%
Net loss                                         -25.8%              -15.0%



Sales for the three months ended June 30, 2001 were $1,280,152 as compared to $1,361,522 for the three months ended June 30, 2000. Pacific Print Works ("PPW") sales for the first quarter fiscal 2002 were $1,235,819 compared to $1,310,348 for first quarter fiscal 2001. Production sales, primarily from screenprinting, embroidery and finishing, were $716,838 in first quarter fiscal 2002 as compared to $1,268,776 in first quarter fiscal 2001. The decrease in production sales were primarily from a decrease in sales to PPW's largest customer of $512,450. First quarter fiscal 2002 PPW sales included $518,981 for garment sales as compared to $41,395 for the first quarter fiscal 2001. Certain customers request "package sales" which include the sale of the garment, primarily T-shirts, with the screenprint and/or embroidery. The increase in garment sales in first quarter fiscal 2002 came from two of PPW's largest customers. The increase in garment sales is expected to continue as many of PPW's other large customers have expressed an interest in purchasing package sales from PPW.

Gross profit for the three months ended June 30, 2001 was $132,794 as compared to $415,277 for the three months ended June 30, 2000. The decrease in gross profit was primarily due to 1) a decline in production sales which resulted in a higher percentage of fixed production costs to sales and 2) to an increase in garments sales for PPW which have a lower gross profit margin than production sales. The gross profit margin on first quarter fiscal 2002 garment sales was 8.7%.

General expenses for the first quarter fiscal 2002 were $328,508 as compared to $461,892 for the first quarter fiscal 2001. The decrease was primarily attributable to a reduction in investor relations expenses for the quarter.

Depreciation and amortization expenses included in total general expenses for the first quarter fiscal 2002 was $1,300 as compared to $3,508 for the first quarter fiscal 2001. PPW had depreciation of $63,614 and $64,689 for the first quarter fiscal 2002 and 2001, respectively, which was included in cost of sales.

The Company's loss from operations for the first quarter fiscal 2002 was $197,014 compared to $50,123 for the first quarter fiscal 2001. The increase in operating losses is primarily due to the decline in gross profit margins discussed above.

Interest expense for first quarter fiscal 2002 was $135,863 compared to $165,551 for the first quarter fiscal 2001. The decline in interest expense was primarily due to a reduction in borrowings from the accounts receivable factor in addition to an improved interest rate on the accounts receivable factor arrangement.

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

General and administrative expenses for the first quarter fiscal 2001 were $461,892 as compared to $337,330 for the first quarter fiscal 2000. The increase in general and administrative expenses is primarily due to $110,000 in investor relation expenses in the first quarter fiscal.

The gain (loss) from operations before other income and expenses for the first quarter fiscal 2001 was a loss of $50,123 as opposed to a loss of $53,602 for the first quarter fiscal 2000.

Interest expense for the first quarter fiscal 2001 was $165,551 compared to $146,105 for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had total assets of $1,957,296, total liabilities of $6,475,094 and total stockholders' deficit of $4,516,883 compared with total assets of $1,763,333, total liabilities of $5,954,973 and total stockholders deficit of $4,191,640 at March 31, 2001. The changes in assets, liabilities and stockholders equity is due primarily to losses from operations and interest expense. At June 30, 2001 the Company's current ratio of current assets to current liabilities was approximately .21. The Company will seek to convert certain debt to equity which will improve its current ratio.

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


                          Part II - Other Information

Item 1.  Legal Proceedings

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.  Defaults upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable.


Item 5.  Other Information

         Effective for fiscal quarters ending after March 15, 2000, the Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10-QSB with the Commission. The Company's June 30, 2001 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.

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


                               AMERICAN RESOURCES AND
                               DEVELOPMENT COMPANY
                                  (Registrant)

/s/ B. Willes Papenfuss         President, Chief Executive     August 12, 2001
-----------------------         Officer and Director
    B. Willes Papenfuss         (Principal Executive
                                Officer)




/s/ Timothy M. Papenfuss         Secretary / Treasurer and     August 12, 2001
------------------------         Director (Chief Financial
 Timothy M. Papenfuss            Officer, Chief Accounting
                                 Officer and Controller)