Form 10QSB
period 2001-09-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2001-11-19
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001;

                                       or

             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

        For transition period from ________________ to _________________


                    American Resourses & Development Company
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

             UTAH                                          87-0401400
             ----                                          ----------
 (State or other jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)


              2035 N.E. 181st
               Gresham, OR                                    97230
               -----------                                    -----
    (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (503) 492-1500

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


     As of November 13, 2001, the Registrant had outstanding 4,421,817 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30,
           2001 and March 31, 2001                                          3

         Condensed Consolidated Statements of Operations - Six
           months ended September 30, 2001 and 2000 and Three
           months ended September 30, 2001 and 2000                         5

         Statements of Stockholders' Equity                                 7

         Condensed Consolidated Statements of Cash Flows - Six
           months ended September 30, 2001 and 2000 and Three
           months ended September 30, 2001 and 2000                         8


         Notes to Condensed Consolidated Financial Statements -
           September 30, 2001                                              10


Item 2:  Management's Discussion and Analysis or Plan of Operation         19


Item 1.    Legal Proceedings                                               22

Item 2.    Changes in Securities                                           22

Item 3.    Defaults upon Senior Securities                                 22

Item 4.    Submission of Matters to a Vote of Security Holders             22

Item 5.    Other Information                                               22

Item 6.    Exhibits and Reports on Form 8-K                                22

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                           Consolidated Balance Sheet


                                     ASSETS

                                                                             September 30,         March 31,
                                                                                 2001                2001
                                                                           ------------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                                               $            4,235  $          23,759
   Accounts receivable, net (Note 1)                                                1,164,849            609,456
   Inventory (Note 1)                                                                 736,751            170,065
   Prepaid and other current assets                                                     9,060             10,982
                                                                           ------------------  -----------------

     Total Current Assets                                                           1,914,895            814,262
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (NOTE 1)

   Furniture, fixtures and equipment                                                  472,981            461,954
   Capital leases                                                                   1,359,241          1,277,899
                                                                           ------------------  -----------------

     Total depreciable assets                                                       1,832,222          1,739,853
     Less: accumulated depreciation                                                (1,004,952)          (878,240)
                                                                           ------------------  -----------------

       Net Property and Equipment                                                     827,270            861,613
                                                                           ------------------  -----------------

OTHER ASSETS

   Deposits                                                                           100,679             87,458
                                                                           ------------------  -----------------

     Total Other Assets                                                               100,679             87,458
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $        2,842,844  $       1,763,333
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             September 30,         March 31,
                                                                                 2001                2001
                                                                           ------------------  -----------------
CURRENT LIABILITIES
   Accounts payable                                                        $        2,114,048  $       1,377,463
   Accrued expenses and other current liabilities                                   1,101,183            897,799
   Line of credit (Note 3)                                                            904,880            363,888
   Current portion of notes payable (Note 4)                                          442,227            475,727
   Current portion of notes payable, related parties (Note 5)                       1,168,257          1,168,269
   Current portion of capital lease obligations (Note 6)                              159,238            219,930
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      5,889,833          4,503,076
                                                                           ------------------  -----------------

LONG-TERM DEBT
   Reserve for discontinued operations (Note 2)                                       835,215            810,842
   Notes payable (Note 4)                                                             194,584            220,084
   Notes payable, related parties (Note 5)                                            186,169            210,669
   Capital lease obligations (Note 6)                                                 189,478            210,302
                                                                           ------------------  -----------------

     Total Long-Term Debt                                                           1,405,446          1,451,897
                                                                           ------------------  -----------------

     Total Liabilities                                                              7,295,279          5,954,973
                                                                           ------------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                              245                245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 7,404,752
    shares issued and 4,421,817 outstanding.  (Note 9)                                  4,422              4,422
   Additional paid-in capital                                                       7,854,408          7,845,635
   Accumulated deficit                                                            (12,311,510)       (12,041,942)
                                                                           ------------------  -----------------

      Total Stockholders' Equity (Deficit)                                         (4,452,435)        (4,191,640)
                                                                           ------------------  -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $        2,842,844  $       1,763,333
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Statements of Operations





                                                                    For the Six Months Ended        For the Three Months Ended
                                                                          September 30,                     September 30,
                                                               ---------------------------------  ---------------------------------
                                                                   2001              2000              2001             2000
                                                               ---------------   ---------------  ----------------  ---------------
NET SALES                                                      $     3,781,727   $     2,700,297  $      2,501,575  $     1,338,775

COST OF SALES                                                        3,172,517         2,233,624         2,025,159        1,287,380
                                                               ---------------   ---------------  ----------------  ---------------

GROSS PROFIT                                                           609,210           466,673           476,416           51,395
                                                               ---------------   ---------------  ----------------  ---------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Depreciation and amortization                                         2,400             6,417             1,100            2,908
   General expenses                                                    637,557           829,930           309,049          368,038
                                                               ---------------   ---------------  ----------------  ---------------

     Total General and Administrative Expenses                         639,957           836,347           310,149          370,946
                                                               ---------------   ---------------  ----------------  ---------------

GAIN (LOSS) FROM OPERATIONS                                           (30,747)         (369,674)           166,267        (319,551)
                                                               ---------------  ---------------   ----------------  ---------------

OTHER INCOME AND (EXPENSES)

   Other income and expenses                                             6,521            10,032             3,285            (939)
   Interest expense                                                  (245,342)         (312,173)         (109,480)        (146,622)
                                                               ---------------   --------------   ---------------   --------------

     Total Other Income and (Expenses)                               (238,821)         (302,141)          (106,195)       (147,561)
                                                               ---------------  ----------------  ----------------  ---------------

GAIN (LOSS) BEFORE INCOME TAXES                                      (269,568)         (671,815)            60,072        (467,112)
                                                               --------------    --------------   ----------------  --------------


INCOME TAXES                                                             -                -                  -               -
                                                               ---------------   ---------------  ----------------  ---------------


NET INCOME (LOSS)                                              $     (269,568)   $     (671,815)  $         60,072  $     (467,112)
                                                               ===============   ===============  ================  ==============


OTHER COMPREHENSIVE GAIN (LOSS)

   Gain (loss) on valuation of marketable securities           $         -       $          -     $          -      $          -

     Total Other Comprehensive Gain (Loss)                               -                  -                -                 -
                                                               ---------------   ---------------  ----------------  ---------------

NET COMPREHENSIVE GAIN (LOSS)                                  $      (269,568)  $      (671,815) $         60,072  $     (467,112)
                                                               ===============   ===============  ================  ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                                     AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                  Consolidated Statements of Operations (Continued)

                                                                    For the Six Months Ended        For the Three Months Ended
                                                                         September 30,                       September 30,
                                                               --------------------------------   --------------------------------
                                                                     2000             2000              2001            2000
                                                               --------------    --------------   ----------------  --------------
BASIC LOSS PER SHARE OF COMMON STOCK -
 CONTINUING OPERATIONS                                         $        (0.06)   $        (0.17)  $            .01  $        (0.12)
                                                               ==============    ==============   ================  ==============


BASIC LOSS PER SHARE OF COMMON STOCK -
 DISCONTINUED OPERATIONS                                       $            -    $            -   $              -  $            -
                                                               ==============    ==============   ================  ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                                              AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                             Consolidated Statements of Stockholders' Equity
                                                       September 30, 2001 and 2000


                                        Common Stock              Preferred Stock          Other           Additional
                               ----------------------------  ------------------------   Comprehensive        Paid-In    Accumulated
                                  Shares          Amount        Shares     Amount           Loss             Capital      Deficit
                               -------------   ------------  -----------  -----------   -------------      ----------   ------------
Balance, April 1, 1999          3,174,286          3,174      244,953          245          (435,188)     7,297,066      (9,180,480)

Stock issued for Quade
 acquisition (Note 2)             451,667            452            -            -                 -        144,099               -

Stock issued for consulting
 services                         250,000            250            -            -                 -        181,384

Expense recognized for
 vested options                         -              -            -            -                 -         17,496

Recognition of loss on
 valuation of marketable
 securities                             -              -            -            -           435,188              -               -

Net loss for the year ended
 March 31, 2000                         -              -            -            -                 -              -      (1,421,111)
               --- ----         ---------    -----------      -------  -----------       -----------   ------------   -------------

Balance, March 31, 2000         3,875,953          3,876      244,953          245                 -      7,640,045     (10,601,591)

Stock issued for consulting
 services                         192,777            193            -            -                 -         82,841               -

Stock issued for interest
 on debt                          140,087            140            -            -                 -         45,466               -

Stock exchanged for debt
 with related parties             140,000            140            -            -                 -         34,860               -

Stock issued to employees
 under Employee Stock
 Plan                              73,000             73            -            -                 -         24,927               -

Expense recognized for
  vested options                        -              -            -            -                 -         17,496               -

Net loss for the year
 ended March 31, 2001                                                                                                    (1,440,351)
                                ---------    -----------      -------  -----------       -----------   ------------   -------------

Balance, March 31, 2001         4,421,817    $     4,422      244,953  $       245       $         -   $  7,845,635   $ (12,041,942)
                                =========    ===========      =======  ===========       ===========   ============   =============

Expense recognized for
 vested options                         -              -            -            -                 -                          8,773

Net loss for the six months
 ended September 30, 2001                                                                                                  (269,568)

Balance at
  September 30, 2001            4,421,817    $     4,422      244,953     $    245       $         -    $ 7,854,408    $(12,311,510)
                                =========    ===========      =======  ===========       ==========    ============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                              AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                  Consolidated Statements of Cash Flows


                                                                   For the Six Months Ended         For the Three Months Ended
                                                                          September 30,                   September 30,
                                                              ---------------------------------  ---------------------------------
                                                                    2001              2000             2001              2000
                                                              ---------------   ---------------  ---------------   ---------------
OPERATING ACTIVITIES
  Net income (loss)                                           $     (269,568)   $      (671,815) $        60,072   $      (467,112)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                                     126,712           140,307           61,798            72,110
    Common stock issued for services and interest                       8,773           118,669            4,376             4,374
  Changes in operating assets and liabilities:
    (Increase) decrease in inventory                                 (566,686)           54,482         (304,057)           32,016
    (Increase) decrease in accounts receivable                       (555,393)           65,301         (548,872)           12,536
    (Increase) decrease in other current assets                       (11,299)           (9,815)          (9,151)          (12,815)
Increase (decrease) in accounts payable                               736,588           419,240          326,629           526,152
    Increase (decrease) in other current liabilities                  242,687           243,340          102,586           103,318
                                                              ---------------   ---------------  ---------------   ---------------

      Net Cash Provided (Used) by Operating Activities               (288,186)          359,709         (306,619)          270,579
                                                              ---------------   ---------------  ---------------   ---------------

INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                               -             2,485                -                 -
  Purchases of property and equipment                                 (11,027)          (10,662)            (878)           (6,412)
                                                              ---------------   ---------------  ----------------- ---------------

      Net Cash Provided (Used) by Investing Activities                (11,027)           (8,177)            (878)                -
                                                              ---------------   ---------------  ----------------- ---------------

FINANCING ACTIVITIES
  Payments on capital lease obligations                              (177,791)         (159,319)         (67,776)         ((81,566)
  Proceeds (payments) from notes payable                              (59,000)          (10,151)         (36,500)                -
  Borrowings (payments) from related party debt                       (24,512)           46,700          (11,257)           15,310
  Net borrowings (payments) on factoring line of credit               540,992          (227,940)         426,076          (188,524)
                                                              --------------- -----------------  ---------------   ---------------

      Net Cash Provided (Used) by Financing Activities                279,689          (350,710)         310,543          (254,780)
                                                              ----------------  ---------------  ---------------   ---------------

INCREASE (DECREASE) IN CASH                                           (19,524)              822            3,046             9,387

CASH, BEGINNING OF PERIOD                                              23,759             8,914            1,189               349
                                                              ---------------   ---------------  ---------------   ---------------

CASH, END OF PERIOD                                           $         4,235   $         9,736  $         4,235   $         9,736
                                                              ===============   ===============  ===============   ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                                            AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                          Consolidated Statements of Cash Flows (Continued)


                                                                   For the Six Months Ended         For the Three Months Ended
                                                                          September 30,                   September 30,
                                                              ---------------------------------  ---------------------------------
                                                                    2001              2000             2001              2000
                                                              ---------------   ---------------  ---------------   ---------------
CASH PAID FOR
  Interest                                                    $       107,549   $       123,060  $        48,220   $        72,771
  Income taxes                                                $             -   $             -  $             -   $             -

NON-CASH FINANCING ACTIVITIES
  Common stock issued for services                            $         8,773   $       118,669  $         4,376   $         4,374
  Equipment purchased through capital
    lease obligation                                          $        81,342   $             -  $        81,342   $             -

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2001 and 2000


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         a. Quarterly Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 2001 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Effective for fiscal quarters ending after March 15, 2000, the Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10- QSB with the Commission. The Company's September 30, 2001 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2001 and 2000

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

         h. Accounts Receivable

         Accounts receivable are shown net of the allowance for returns and bad debts of $90,585 at September 30, 2001.

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

         Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were $.01 and $(.12) for the three months ended September 30, 2001 and 2000, respectively. Basic net
         (loss) income from discontinued operations per common share and diluted net loss from discontinued operations per common share were $0.00 and $0.00, respectively. Weighted average common shares outstanding were 4,421,817 and 4,008,730 for the three months ended September 30, 2001 and 2000, respectively.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2001 and 2000

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

NOTE 2 -MERGERS AND ACQUISITIONS

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

         The Company has a reserve for discontinued operations of $835,215 at September 30, 2001

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2001 and 2000

 NOTE 3 -LINE OF CREDIT

         In November 1998, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1 million of receivables, net of a 15% collection reserve. The Company is charged .065% daily for all receivables sold and uncollected under this financing agreement. At September 30 and March 31, 2001, the Company had a payable of $904,880 and $363,888, respectively, for net funds advanced from this accounts receivable line of credit. The Company received $3,656,750 and 2,242,992 from the sale of receivables for the six months ended September 30, 2001 and 2000 and recognized $36,600 and $60,386 in interest expense from the discount of selling these receivables, respectively.


NOTE 4 - NOTES PAYABLE

              Notes payable are comprised of the following:
                                                                                                 September 30,
                                                                                                     2001
                                                                                               -----------------
              Note payable, unsecured, bearing interest at 12%, payable in
               monthly installments of $7,000, including interest.  Due on demand.             $          19,916

              Convertible subordinated debentures, originally due September 30, 1996
               bearing interest at 12% per annum.  Interest payable quarterly.                           187,000

              Note payable to debtholder of PPW, unsecured. Modified in August
               2000. Modified agreement requires payments of $102,500 through
               February 2002 without interest. Additional principal payments of
               $147,084 will be required if payments are not made timely plus 9%
               interest. A gain on the modification of debt for $137,084 will be
               recorded when there is no risk of default on this debt.                                   242,084

              Note payable to shareholder of PPW for purchase of 7% of PPW shares, unsecured. Note requires monthly payments of $3,000 from
               July 2001, increasing to $5,000 in July 2002 with a final $9,000 payment July 2003. The note is non-interest bearing but will accrue interest at
               9% from inception if the Company is non-timely on payments.                                91,000

               Note payable to former shareholder of PPW, unsecured. Interest rate
                 of 10%.  Due on demand, unsecured.                                                       96,811
                                                                                               -----------------

              Subtotal                                                                                   636,811

              Less current portion                                                                      (442,227)
                                                                                               -----------------

              Long-term portion                                                                $         194,584
                                                                                               =================

              Maturities of long-term debt are as follows:
                                            September 30, 2002                                 $         442,227
                                            September 30, 2003                                           194,584
                                                                                               -----------------

                                                                                               $         636,811

NOTE 5 - NOTES PAYABLE, RELATED PARTIES

                                                                                                  September 30,
                                                                                                       2001
                                                                                               -----------------
              Note payable to Miltex Industries, secured by 2,934,193 shares of the Company's common stock. Interest at 15% with monthly
               principal and interest payments of $11,000 with a final
               balloon payment December 31, 2001.  Note is in default.                         $         770,054

              Note payable to a shareholder, secured by GCA stock.  Interest payable monthly at 13.5% with interest and principal payments
               of $5,000 per month.  Due October 31, 2001.  Note is in default                           315,859

              Notes payable to a Company owned by a shareholder.  Interest
               payable at 72% with interest and principal payments due currently.                         66,377

              Notes payable to shareholders (includes officers and directors of the Company).  Interest rates average 10.5%.  Unsecured, due on
               demand, but not expected to be repaid until 2003.                                         202,136
                                                                                               -----------------

                                            Subtotal                                                   1,354,426

                                            Less current portion                                      (1,168,257)
                                                                                               -----------------

                                            Long-term portion                                  $         186,169
                                                                                               =================



              Maturities of notes payable, related parties are as follows:
                                            September 30, 2002                                 $       1,168,257
                                            September 30, 2003                                           186,169
                                                                                               -----------------

                                                                                               $       1,354,426


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
                                                                                               =================

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2001 and 2000


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

         The Income tax benefit for the year ending March, 31, 2001 differs from the amount computed at the federal statutory rates as follows:

                   Income tax Benefit at statutory rate          $      46,200
                   Valuation allowance                                 (46,200)
                                                                 -------------
                                                                 $           -
                                                                 =============

         Deferred tax assets for the year ending March 31, 2001 are comprised of the following:

                   Net Operating Loss Carryforward               $   1,318,000
                   Valuation allowance                              (1,318,000)
                                                                 -------------
                                                                 $           -
                                                                 =============

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2001 and 2000


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2001 and 2000


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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           September 30, 2001 and 2000


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

         Certain financial information concerning the Company's operations in different industries is as follows:

                                          For the Six
                                          Months Ended       Pacific                           Corporate
                                         September 30,     Print Works       Fan-Tastic       Unallocated
                                        ---------------  ---------------  ---------------   ----------------
 Net sales                                   2001         $   3,670,641   $       111,086    $
                                             2000             2,610,953            89,344

 Operating income (loss)                     2001                85,730           (35,039)
 applicable to industry                      2000               (57,087)         (126,932)
 segment

 General corporate expenses                  2001                                                81,438
 not allocated to industry                   2000                                               185,664
 segments

 Interest expense                            2001              (168,701)          (19,935)      (56,706)
                                             2000              (198,842)          (24,442)      (88,889)

 Other income (expenses)                     2001                 6,521                 -             -
                                             2000                  (968)                -        11,000

 Assets                                      2001         $   2,793,989   $        45,804         3,051

 Depreciation and                            2001               126,312               400             -
  amortization                               2000               135,890             3,936           481

 Property and equipment                      2001                92,369                 -             -
  acquisitions                               2000                10,662                 -             -

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

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                         Three Months            Six Months
                                     Ended September 30,     Ended September 30,
                                     -------------------     -------------------
                                      2001      2000          2001       2000
                                      ----      ----          ----       ----

Net sales                            100.0%    100.0%       100.0%      100.0%
Cost of sales                        81.0%      96.2%        83.9%       82.7%
Gross profit                         19.0%       3.8%        16.1%       17.3%
General expenses                     12.4%      27.5%        16.9%       30.7%
Depreciation and amortization        0.0%        0.2%         0.1%        0.2%
Loss from operations                 6.6%      -23.9%        -0.8%      -13.7%
Other income and expenses            0.1%       -0.1%         0.2%        0.4%
Interest expense                     -4.4%     -11.0%        -6.5%      -11.6%
Gain (Loss) before income taxes      2.4%      -34.9%        -7.1%      -24.9%
Income taxes                         0.0%        0.0%         0.0%        0.0%
Net Income (loss)                    2.4%      -34.9%        -7.1%      -24.9%

For the three months ended September 30, 2001 ("second quarter fiscal 2002"), compared to the three months ended September 30, 2000 ("second quarter fiscal 2001"):

Sales for the three months ended September 30, 2001 were $2,501,575 as compared to $1,338,775 for the three months ended September 30, 2000. Pacific Print Works ("PPW") sales for the second quarter fiscal 2002 were $2,434,822 compared to $1,300,605 for second quarter fiscal 2001. Production sales, primarily from screenprinting, embroidery and finishing, were $907,445 in second quarter fiscal 2002 as compared to $855,222 in second quarter fiscal 2001. Second quarter fiscal 2002 PPW sales included $1,527,377 for garment sales as compared to $445,133 for the second quarter fiscal 2001. Certain customers request "package sales" which include the sale of the garment, primarily T-shirts, with the screenprint and/or embroidery. The increase in garment sales in second quarter fiscal 2002 came from the sale of patriotic design T-shirts and other garments. The increase in garment sales is expected to continue as many of PPW's other large customers have expressed an interest in purchasing package sales from PPW.

Gross profit for the three months ended September 30, 2002 was $476,416 as compared to $51,395 for the three months ended September 30, 2000. The increase in gross profit was primarily due to an increase in garments sales for PPW with a higher gross margin.

General expenses for the second quarter fiscal 2002 were $309,049 as compared to $368,038 for the first quarter fiscal 2001. The decrease was primarily attributable to a reduction of $54,000 in Fan-Tastic general expenses related to closing the last of Fan-Tastic retail stores September 2001.

Depreciation and amortization expenses included in total general expenses for the second quarter fiscal 2002 was $1,100 as compared to $2,908 for the second quarter fiscal 2001. PPW had depreciation of $61,699 and $69,602 for the second quarter fiscal 2002 and 2001, respectively, which was included in cost of sales.

The Company's gain from operations for the second quarter fiscal 2002 was $166,267 compared to a loss of $319,551 for the second quarter fiscal 2001. The improvement in operations is primarily due to the increase in package sales as discussed above.

Interest expense for second quarter fiscal 2002 was $109,480 compared to $146,622 for the second quarter fiscal 2001. The decline in interest expense was primarily due to a reduction of $8,300 in interest from the accounts receivable factor due to an improved interest rate on the accounts receivable factor arrangement, and a reduction in capitalized lease interest expense due to the decreasing capitalized lease payable balance and elimination of interest from a note payable to a PPW debtholder due to a modification in the debt terms in August 2000. The Company is accruing but not paying $20,000 of monthly interest on $187,000 in debentures, and debt to Miltex Industries and debt with various shareholders.

For the six months ended September 30, 2001 ("YTD fiscal 2002"), compared to the six months ended September 30, 1999 ("YTD fiscal 2001"):

Sales for the six months ended September 30, 2001 were $3,781,727 compared to $2,700,297 for the six months ended September 30, 2000. Pacific Print Works ("PPW") sales YTD fiscal 2002 were $3,670,641 compared to $2,610,953 for the YTD fiscal 2001 sales. PPW production sales, primarily from screenprinting, embroidery and finishing, were $2,046,358 YTD fiscal 2002 as compared to $2,124,000 YTD fiscal 2001. YTD fiscal 2002 PPW sales included $1,629,283 for garment sales as compared to $486,597 for the YTD fiscal 2001. Certain customers request "package sales" which include the sale of the garment, primarily T-shirts, with the screenprint and/or embroidery. The increase in garment sales for YTD fiscal 2002 came from the sale of patriotic design T-shirts and other garments. The increase in garment sales is expected to continue as many of PPW's other large customers have expressed an interest in purchasing package sales from PPW.

Gross profit increased and the gross profit as a percentage of sales decreased for YTD fiscal 2002 as compared to the YTD fiscal 2001, $609,210 and 16.1% compared to $466,673 and 17.3%. The increase in gross profit margin was primarily due to an increase in garments sales for PPW with a higher gross margin.

General and administrative expenses for the YTD fiscal 2002 were $637,557 as compared to $829,930 for the YTD fiscal 2000. The decrease in general and administrative expenses is primarily due to $110,000 in investor relation expenses incurred in the first quarter fiscal 2001 as compared to none in YTD fiscal 2002 and a reduction of $88,000 in Fan-Tastic general expenses related to closing the last of Fan-Tastic retail stores September 2001.

The loss from operations before other income and expenses for the YTD fiscal 2002 was a loss of $30,747 as opposed to a loss of $369,674 for the YTD fiscal 2001. The improvement in operations was due to the increase in gross profit and a decline in general expenses as discussed above.

Interest expense for the YTD fiscal 2002 was $245,342 compared to $312,173 for the prior year. The decline in interest expense was primarily due to a reduction of $27,000 in interest from the accounts receivable factor due to an improved interest rate on the accounts receivable factor arrangement, and a reduction in capitalized lease interest expense due to the decreasing capitalized lease payable balance and elimination of interest from a note payable to a PPW debtholder due to a modification in the debt terms in August 2000. The Company is accruing but not paying $20,000 of monthly interest on $187,000 in debentures, and debt to Miltex Industries and debt with various shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES

 At September 30, 2001, the Company had total assets of $2,842,844, total liabilities of $7,295,279 and total stockholders' deficit of $4,452,435 compared with total assets of $1,763,333, total liabilities of $5,954,973 and total stockholders deficit of $4,191,640 at March 31, 2001. The changes in assets, liabilities and stockholders equity is due primarily to losses from operations and interest expense. At September 30, 2001 the Company's current ratio of current assets to current liabilities was approximately .33. The Company will seek to convert certain debt to equity which will improve its current ratio.

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

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5. Other Information

         Effective for fiscal quarters ending after March 15, 2000, the Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10-QSB with the Commission. The Company's September 30, 2001 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.

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


                            AMERICAN RESOURCES AND
                            DEVELOPMENT COMPANY
                               (Registrant)

/s/ B. Willes Papenfuss      President, Chief Executive       November 13, 2001
-----------------------      Officer and Director
    B. Willes Papenfuss      (Principal Executive
                             Officer)




/s/ Timothy M. Papenfuss     Secretary / Treasurer and        November 13, 2001
------------------------     Director (Chief Financial
 Timothy M. Papenfuss        Officer, Chief Accounting
                             Officer and Controller)