Form 10QSB
period 2001-12-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2002-02-28
CIK 812555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001;

                                       or

             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

        For transition period from ________________ to _________________


                    American Resourses & Development Company
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


             UTAH                                          87-0401400
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


                2035 N.E. 181st
                  Gresham, OR                                   97230
    ----------------------------------------                  ----------
    (Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code (503) 492-1500

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         As of February 22, 2002, the Registrant had outstanding 4,571,817 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - December 31,
           2001 and March 31, 2001                                          3

         Condensed Consolidated Statements of Operations -Nine
           months ended December 31, 2001 and 2000 and Three
           months ended December 31, 2001 and 2000                          5

         Statements of Stockholders' Equity 7

         Condensed Consolidated Statements of Cash Flows - Nine
           months ended December 31, 2001 and 2000 and Three
           months ended December 31, 2001 and 2000                          9

         Notes to Condensed Consolidated Financial Statements -
           December 31, 2001                                               11


Item 2:  Management's Discussion and Analysis or Plan of Operation         21


Item 1.    Legal Proceedings                                               25

Item 2.    Changes in Securities                                           25

Item 3.    Defaults upon Senior Securities                                 25

Item 4.    Submission of Matters to a Vote of Security Holders             25

Item 5.    Other Information                                               25

Item 6.    Exhibits and Reports on Form 8-K                                25

                               AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                      Consolidated Balance Sheet


                                                 ASSETS

                                                                           December 31,             March 31,
                                                                                 2001                2001
---------------------------------------------------------------------------------------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                                               $           13,082  $          23,759
   Accounts receivable, net (Note 1)                                                  870,643            609,456
   Inventory (Note 1)                                                                 548,934            170,065
   Prepaid and other current assets                                                     6,458             10,982
                                                                           ------------------  -----------------

     Total Current Assets                                                           1,439,117            814,262
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (NOTE 1)

   Furniture, fixtures and equipment                                                  492,147            461,954
   Capital leases                                                                   1,359,241          1,277,899
                                                                           ------------------  -----------------

     Total depreciable assets                                                       1,851,388          1,739,853
     Less: accumulated depreciation                                                (1,065,192)          (878,240)
                                                                           ------------------  -----------------

       Net Property and Equipment                                                     786,196            861,613
                                                                           ------------------  -----------------

OTHER ASSETS

   Deposits                                                                            88,756             87,458
                                                                           ------------------  -----------------

     Total Other Assets                                                                88,756             87,458
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $        2,314,069  $       1,763,333
                                                                           ==================  =================


        The accompanying notes are an integral part of these consolidated financial statements.

                                      AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                        Consolidated Balance Sheet (Continued)

                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           December 31,             March 31,
                                                                                 2001                2001
---------------------------------------------------------------------------------------------  -----------------
CURRENT LIABILITIES
   Accounts payable                                                        $        1,723,101  $       1,377,463
   Accrued expenses and other current liabilities                                   1,221,572            897,799
   Line of credit (Note 3)                                                            365,372            363,888
   Current portion of notes payable (Note 4)                                          356,491            475,727
   Current portion of notes payable, related parties (Note 5)                       1,588,349          1,168,269
   Current portion of capital lease obligations (Note 7)                              149,835            219,930
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      5,404,720          4,503,076
                                                                           ------------------  -----------------

LONG-TERM DEBT

   Reserve for discontinued operations (Note 2)                                       840,825            810,842
   Notes payable (Note 4)                                                             279,372            220,084
   Notes payable, related parties (Note 5)                                            182,658            210,669
   Capital lease obligations (Note 7)                                                 158,797            210,302
                                                                           ------------------  -----------------

     Total Long-Term Debt                                                           1,461,652          1,451,897
                                                                           ------------------  -----------------

     Total Liabilities                                                              6,866,372          5,954,973
                                                                           ------------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, par value $0.001 per share: 10,000,000
    shares authorized; issued and outstanding: 94,953
    Series B shares, 150,000 Series C shares                                              245                245
   Common stock, par value $0.001 per share: 125,000,000
    shares authorized; issued and outstanding: 7,404,752
    shares issued and 4,421,817 outstanding.  (Note 10)                                 4,422              4,422
   Additional paid-in capital                                                       7,855,866          7,845,635
   Accumulated deficit                                                            (12,412,836)       (12,041,942)
                                                                           ------------------  -----------------

      Total Stockholders' Equity (Deficit)                                         (4,552,303)        (4,191,640)
                                                                           ------------------  -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                            $        2,314,069  $       1,763,333
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                Consolidated Statements of Operations



                                                                    For the Nine Months Ended        For the Three Months Ended
                                                                          December 31,                       December 31,
                                                               ---------------------------------  ---------------------------------
                                                                    2001              2000              2001              2000
                                                               ---------------    --------------   ---------------   --------------
NET SALES                                                      $     5,736,708    $    4,077,797   $     1,954,981   $    1,377,500

COST OF SALES                                                        4,775,583         3,509,941         1,603,066        1,276,317
                                                               ---------------    --------------   ---------------   --------------

GROSS PROFIT                                                           961,125           567,856           351,915          101,183
                                                               ---------------    --------------   ---------------   --------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Depreciation and amortization                                         3,600             8,425             1,200            2,008
   General expenses                                                    955,826         1,179,901           318,270          349,469
                                                               ---------------    --------------   ---------------   --------------

     Total General and Administrative Expenses                         959,426         1,188,326           319,470          351,477
                                                               ---------------    --------------   ---------------   --------------

GAIN (LOSS) FROM OPERATIONS                                              1,699          (620,470)           32,445         (250,294)
                                                               ---------------    --------------   ---------------   --------------

OTHER INCOME AND (EXPENSES)

   Other income and expenses                                            12,403            16,218             5,882            6,186
   Interest expense                                                   (384,996)         (495,919)         (139,654)        (183,746)
                                                               ---------------    --------------   ---------------   --------------

     Total Other Income and (Expenses)                                (372,593)         (479,701)         (133,772)        (177,560)
                                                               ---------------    --------------   ---------------   --------------


GAIN (LOSS) BEFORE INCOME TAXES                                       (370,894)       (1,100,171)         (101,327)        (427,854)
                                                               ---------------    --------------   ---------------   --------------

INCOME TAXES                                                              -                 -                 -                -
                                                               ---------------    --------------   ---------------   --------------


NET INCOME (LOSS)                                              $      (370,894)  $    (1,100,171)  $       (11,327) $      (427,854)
                                                               ===============   ===============   ===============  ===============

OTHER COMPREHENSIVE GAIN (LOSS)

   Gain (loss) on valuation of marketable securities           $          -      $          -      $          -      $         -

     Total Other Comprehensive Gain (Loss)                                -                 -                 -                -
                                                               ---------------    --------------   ---------------   --------------

NET COMPREHENSIVE GAIN (LOSS)                                  $      (370,894)   $   (1,100,171)  $      (101,327)  $     (427,854)
                                                               ===============    ==============   ===============   ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                          Consolidated Statements of Operations (Continued)



                                                                    For the Nine Months Ended        For the Three Months Ended
                                                                          December 31,                       December 31,
                                                               ---------------------------------  ---------------------------------
                                                                    2001              2000              2001              2000
                                                               ---------------    --------------   ---------------   --------------
BASIC LOSS PER SHARE
 OF COMMON STOCK -
 CONTINUING OPERATIONS                                         $         (.08)    $         (.28)  $           (.2)  $        (0.11)
                                                               ==============     ==============   ===============   ==============

BASIC LOSS PER SHARE
 OF COMMON STOCK
 DISCONTINUED OPERATIONS                                       $          -      $          -     $         -       $        -
                                                               ==============     ==============   ===============   ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                                               AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                             Consolidated Statements of Stockholders' Equity
                                                       December 31, 2001 and 2000



                                         Common Stock            Preferred Stock           Other          Additional
                               ----------------------------  ------------------------   Comprehensive      Paid-In      Accumulated
                                  Shares          Amount        Shares       Amount         Loss           Capital        Deficit
                               -------------   ------------  -----------  -----------  ----------------  ----------  ---------------
Balance, April 1, 1999             3,174,286          3,174      244,953          245       (435,188)     7,297,066      (9,180,480)
                                   ---------        -------      -------  -----------    -----------   ------------  --------------

Stock issued for Quade
 acquisition                         451,667            452            -            -              -        144,099               -

Stock issued for consulting
 services                            250,000            250            -            -              -        181,384

Expense recognized for
 vested options                            -              -            -            -              -         17,496

Recognition of loss on
 valuation of marketable
 securities                                -              -            -            -        435,188              -               -

Net loss for the year ended
 March 31, 2000                            -              -            -            -              -              -      (1,421,111)
                                   ---------        -------      -------  -----------    -----------   ------------  --------------

Balance, March 31, 2000            3,875,953        $ 3,876      244,953  $       245    $         -   $  7,640,045  $  (10,601,591)
                                   =========        =======      =======  ===========    ===========   ============  ==============

Stock issued for consulting
 services                            192,777            193            -            -              -         82,841               -

Stock issued for interest
 on debt                             140,087            140            -            -              -         45,466               -

Stock exchanged for debt
 with related parties                140,000            140            -            -              -         34,860               -

Stock issued to employees
 under Employee Stock
 Plan                                 73,000             73            -            -              -         24,927               -

Expense recognized for
  vested options                           -              -            -            -              -         17,496               -

Net loss for the year
 ended March 31, 2001                                     -            -            -              -              -      (1,421,111)
                                   ---------        -------      -------  -----------    -----------   ------------  --------------

Balance, March 31, 2001            4,421,817        $ 4,422      244,953  $       245    $         -   $  7,845,635  $  (12,041,942)
                                   =========        =======      =======  ===========    ===========   ============  ==============
Expense recognized for
 vested options                            -              -            -            -              -         10,231

Net loss for the nine months
 ended December 31, 2001                                                                                                   (370,894)

Balance at
 December 31, 2001                 4,421,817        $ 4,422      244,953  $       245    $         -   $  7,855,866  $  (12,412,836)
                                   =========        =======      =======  ===========    ===========   ============  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                                               AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                                  Consolidated Statements of Cash Flows


                                                                  For the Nine Months Ended         For the Three Months Ended
                                                                         December 31,                       December 31,
                                                              ---------------------------------  ---------------------------------
                                                                   2001              2000             2001              2000
                                                              ---------------   ---------------  ---------------   ---------------
OPERATING ACTIVITIES

  Net income (loss)                                           $     (370,894)   $    (1,100,171)  $     (101,327)   $     (427,854)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                                     189,952           205,135           61,239            64,828
    Common stock issued for services and interest                      10,231           123,042            1,458             4,373
  Changes in operating assets and liabilities:
    (Increase) decrease in inventory                                 (378,869)          (81,534)         187,817          (136,232)
    (Increase) decrease in accounts receivable                       (261,187)          (37,468)         294,206          (102,842)
    (Increase) decrease in other current assets                         3,226             1,836          (14,525)              766
    Increase (decrease) in accounts payable                           345,638         1,066,145         (390,947)          518,681
    Increase (decrease) in other current liabilities                  400,078           247,813          203,373           143,339
                                                              ---------------   ---------------  ---------------   ---------------

      Net Cash Provided (Used) by Operating Activities                (61,825)          424,798          241,294            65,059
                                                              ---------------   ---------------  ---------------   ---------------

INVESTING ACTIVITIES

  Proceeds from sale of marketable securities                               -             2,485                -                 -
  Proceeds from sale of USPA, Ltd.                                          -           221,470                -                 -
  Purchases of property and equipment                                 (30,193)          (56,980)         (19,166)          (46,318)
                                                              ---------------------- ----------  ----------------- ---------------

      Net Cash Provided (Used) by Investing Activities                (30,193)          (54,495)         (19,166)          (46,318)
                                                              ---------------------- ----------  ----------------- ---------------

FINANCING ACTIVITIES

  Payments on capital lease obligations                              (202,942)         (244,841)         (40,084)          (85,522)
  Proceeds (payments) from notes payable                             (109,270)          (25,181)         (50,270)          (15,000)
  Borrowings (payments) from related party debt                       392,069            43,146          416,581            (3,554)
  Net borrowings (payments) on factoring line of credit                 1,484          (151,612)        (539,508)           76,328
                                                              --------------- -----------------  ---------------  ----------------

      Net Cash Provided (Used) by Financing Activities                 81,341          (378,488)        (213,281)          (27,748)
                                                              ----------------  ---------------  ---------------   ---------------

INCREASE (DECREASE) IN CASH                                           (10,677)           (8,185)           8,847            (9,007)

CASH, BEGINNING OF PERIOD                                              23,759             8,914            4,235             9,736
                                                              ---------------   ---------------  ---------------   ---------------

CASH, END OF PERIOD                                           $        13,082   $           729  $        13,082   $           729
                                                              ===============   ===============  ===============   ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                                             AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                          Consolidated Statements of Cash Flows (Continued)


                                                                  For the Nine Months Ended         For the Three Months Ended
                                                                         December 31,                       December 31,
                                                              ---------------------------------  ---------------------------------
                                                                   2001              2000             2001              2000
                                                              ---------------   ---------------  ---------------   ---------------
CASH PAID FOR

  Interest                                                    $       140,160   $       144,344   $       45,862    $       21,284
  Income taxes                                                $             -   $             -   $            -    $            -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                            $             -   $       123,042   $            -    $        4,373
  Equipment purchased through capital
     lease obligation                                         $             -   $             -   $            -    $            -


        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES

               a.  Quarterly Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 2001 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Effective for fiscal quarters ending after March 15, 2000, the Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10- QSB with the Commission. The Company's December 31, 2001 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

               h. Accounts Receivable

               Accounts receivable are shown net of the allowance for bad debts of $57,585 at December 31, 2001.

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

               k. Basic Loss Per Common Share

               Basic loss per common share is computed based on the weighted average number of common shares outstanding during the period. The common stock equivalents are antidilutive and, accordingly, are not used in the net loss per common share computation. Fully diluted loss per share is the same as the basic loss per share because of the antidilutive nature of common stock equivalents. Basic net loss from continuing operations per common share and diluted net loss from continuing operations per common share amounts, calculated in accordance with SFAS 128, were $(0.02) and $(.11). for the three months ended December 31, 2001 and 2000, respectively. Basic net (loss) income from discontinued operations per common share and diluted net loss from discontinued operations per common share were $0.00 and $.00, respectively. Weighted average common shares outstanding were 4,421,817 and 4,008,730 for the three months ended December 31, 2001 and 2000, respectively.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

               n. Recent Accounting Pronouncements

               The Company adopted Statement of Financial Accounting Standards
               (SFAS) No. 130, "Reporting Comprehensive Income" during the year ended March 31, 2000. SFAS No. 130 established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet.

               o. Advertising

               The Company follows the policy of charging the costs of advertising to expense as incurred.

               p. Prior Period Reclassification

               Certain 2000 amounts have been reclassified to conform to the presentation of the 2001 consolidated financial statements.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

               The Company has a reserve for discontinued operations of $840,825 at December 31, 2001. The Company has accrued as of December 31, $702,825 of accrued interest and dividends in reserve for discontinued operations which relates to the $187,000 of convertible subordinated debentures (see note 4) and the series B preferred stock (see note 9). This liability is included in reserve for discontinued operations as the funds relating to the interest were used on discontinued operations including Golf Ventures, Inc.

               Pacific Print and Embroidery, LLC (aka Pacific Print Works)

               In May 1998, the Company acquired 83% of the outstanding shares of Pacific Print Works (PPW). The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. Liabilities assumed in excess of assets acquired was $629,252 and 213,472 shares of the Company's common stock were issued to PPW shareholders with a guaranteed share value of $5.00 resulting in goodwill of $1,686,411. In addition, depending on PPW's performance from April 1, 1998 through March 31, 2001, additional shares of the Company's common stock would be issued to the Sellers if minimum earnings levels were met. Based on the $5.00 guarantee and the Company's share value from October 1998 through March 1999, the Company is obligated to issue additional shares of common stock to the Sellers. An amendment to the PPW Stock Purchase Agreement is being evaluated by the Company and the Sellers in which the Company would issue another 1,100,000 shares of the Company's common stock to the Sellers and any additional earnings requirements by PPW or per share value guarantee by the Company would be eliminated. As of February 27, 2002, Sellers representing 98.3% of the Company stock issued to the Sellers had agreed to the amendment to the PPW Stock Purchase Agreement.

               Effective May 2, 2001, the Company agreed to buy an additional 7% of PPW from a PPW shareholder for $100,000, payable in monthly installments through July 2003 (See Note 4). The $100,000 for the additional PPW shares were expensed for the year ended March 31, 2001 as the Company had previously written off all goodwill related to the purchase of PPW.

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 3 -       LINE OF CREDIT

               In December 2000, the Company entered into an accounts receivable financing agreement to sell, with recourse, up to $1 million of receivables, net of a 15% collection reserve. The Company is charged prime (as defined by Bank of America) plus 8% per annum for all receivables sold and uncollected under this financing agreement. At December 31 and March 31, 2001, the Company had a payable of $365,372 and $363,888, respectively, for net funds advanced from this accounts receivable line of credit. The Company received $4,472,119 and $3,355,182 from the sale of receivables for the Nine months ended December 31, 2001 and 2000 and recognized $61,447 and $69,361 in interest expense from the discount of selling these receivables, respectively.


NOTE 4 -       NOTES PAYABLE

               Notes payable are comprised of the following:
                                                                                                    December 31,
                                                                                                        2001
                                                                                                   -------------
               Note payable, unsecured, bearing interest at 12%, payable in monthly installments of $7,000, including interest. Currently in
                default. Due on demand.                                                            $      19,916

               Convertible subordinated debentures, originally due September 30,
                1996 bearing interest at 12% per annum. Interest payable
                quarterly. Currently in default.                                                         187,000

               Note payable to debtholder of PPW, unsecured. Modified in August
                2000 and January 2002. Modified agreement requires payments of
                $102,500 through May 2002 without interest. Additional principal payments of $147,084 will be required if payments are not made timely plus 9% interest. A gain on the modification of debt for
                $137,084 will be recorded when there is no risk of default on
                this debt.                                                                               212,084

               Note payable to shareholder of PPW for purchase of 7% of PPW shares, unsecured. Note requires monthly payments of $3,000 from
                July 2001, increasing to $5,000 in July 2002 with a final $9,000 payment July 2003. The note is non-interest bearing but will accrue interest at 9% from inception if the Company is
                non-timely on payments.                                                                   82,000

               Note payable to former shareholder of PPW, unsecured. Interest rate of 9%. Note requires monthly payments of $2,000 through
                June 2002, and increasing to $3,000, $4,000 and $5,000 in July
                2002, July 2003 and July 2004. Final payment is due July 2005.                           134,863
                                                                                                   -------------

               Subtotal                                                                                  635,863

               Less current portion                                                                     (356,491)
                                                                                                   -------------

               Long-term portion                                                                   $     279,372
                                                                                                   =============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 4 -       NOTES PAYABLE (CONTINUED)
               Maturities of long-term debt are as follows:

                                            December 31, 2002                                      $     356,491
                                            December 31, 2003                                             32,854
                                            December 31, 2004                                             48,391
                                            December 31, 2005                                            198,127
                                                                                                   -------------
                                                                                                   $     635,863
                                                                                                   =============

NOTE 5 -       NOTES PAYABLE, RELATED PARTIES
                                                                                                    December 31,
                                                                                                        2001
                                                                                                   -------------
               Note payable to Miltex Industries, secured by 2,934,193 shares of the Company's common stock. Interest at 15% with monthly
                principal and interest payments of $11,000 with a final balloon
                payment December 31, 2001. Note is in default.                                     $     770,054

               Note payable to a shareholder, secured by GCA stock. Interest payable monthly at 13.5% with interest and principal payments of
                $5,000 per month. Due October 31, 2001. Note is in default.                              315,859

               Notes payable to a Company owned by a shareholder. Interest payable at 72% with interest and principal payments due
                currently. Notes are in default.                                                          66,377

               Notes payable to a Company owned by a shareholder. Interest payable at 18% with interest and principal payments due
                currently.                                                                               435,000

               Notes payable to shareholders (includes officers and directors of the Company). Interest rates average 10.5%. Unsecured, due on
                demand, but not expected to be repaid until 2003.                                        182,717
                                                                                                   -------------

                                            Subtotal                                                   1,771,007

                                            Less current portion                                      (1,588,349)
                                                                                                   -------------

                                            Long-term portion                                      $     182,658
                                                                                                   =============

               Maturities of notes payable, related parties are as follows:

                                            December 31, 2002                                      $   1,588,349
                                            December 31, 2003                                            182,658
                                                                                                   -------------
                                                                                                   $   1,771,007
                                                                                                   =============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 6 -       INTEREST PAYABLE

               As of December 31, 2001, the Company had $576,576 of interest payable included in accrued liabilities. This interest payable includes $572,633 of interest payable to related parties and is not currently being paid. The Company also has accrued as of December 31, $702,825 of accrued interest and dividends in reserve for discontinued operations which relates to the $187,000 of convertible subordinated debentures (see note 4) and the series B preferred stock (see note 9). This liability is included in reserve for discontinued operations as the funds relating to the interest were used on discontinued operations including Golf Ventures, Inc. (See note 2.)


NOTE 7 -       CAPITAL LEASES

               Property and equipment payments under capital leases as of March 31, 2001 is summarized as follows:

                                   Year End
                                   March 31,
                                   2002                            $    240,765
                                   2003                                 125,335
                                   2004                                  87,408
                                   2005                                  32,379
                                                                   ------------

               Total minimum lease payments                             485,887
               Less interest and taxes                                  (55,655)
                                                                   ------------

               Present value of net minimum lease payments              430,232
               Less current portion                                    (219,930)
                                                                   ------------

               Long-term portion of capital lease obligations      $    210,302
                                                                   ============


               The Company recorded depreciation expense on capitalized lease equipment of $210,689 and $232,589 for the years ended March 31, 2001 and 2000, respectively.

NOTE 8 -       INCOME TAXES

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

               The Income tax benefit for the year ending March, 31, 2001 differs from the amount computed at the federal statutory rates as follows:

                   Income tax Benefit at statutory rate          $     46,200
                   Valuation allowance                                (46,200)
                                                                 ------------
                                                                 $          -
                                                                 ============

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 8 -       INCOME TAXES (CONTINUED)


               Deferred tax assets for the year ending March 31, 2001 are comprised of the following:

                   Net Operating Loss Carryforward             $   1,318,000
                   Valuation allowance                            (1,318,000)
                                                               -------------
                                                               $           -
                                                               ==============

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

NOTE 9 -       PREFERRED STOCK

               The shareholders of the Company have authorized 10,000,000 shares of preferred stock with a par value of $0.001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company.

               SERIES B:

               At March 31, 2000, there are 94,953 shares of series B preferred stock issued and outstanding. The holders of these series B preferred shares are entitled to an annual cumulative cash dividend of not less than sixty cents per share. At March 31, 2001, there is a total of $466,533 of accrued and unpaid dividends related to the series B preferred stock which have been included in the reserve for discontinued operations. These series B preferred shares were convertible into shares of the Company's common stock which conversion option expired March 31, 1995.


NOTE 10 -      COMMON STOCK ISSUED BUT NOT OUTSTANDING

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 11 -      STOCK OPTIONS

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 11 -      STOCK OPTIONS (Continued)

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

                                                                    March 31,
                                                                      2001
                                                                    ---------
                    Expected dividend yield                            0%
                    Expected stock price volatility                   70%
                    Risk-free interest rate                          6.5%
                    Expected life of options (in years)             10

NOTE 12 -      COMMITMENTS AND CONTINGENCIES

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

                   AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                     Three Months                Nine Months
                                   Ended December 31,        Ended December 31,
                                 ----------------------    --------------------
                                   2001         2000         2001         2000

Net sales                         100.0%       100.0%       100.0%       100.0%
Cost of sales                      82.0%        92.7%        83.2%        86.1%
Gross profit                       18.0%         7.3%        16.8%        13.9%
General expenses                   16.3%        25.4%        16.7%        28.9%
Depreciation and amortization       0.1%         0.1%         0.1%         0.2%
Gain (Loss) from operations         1.7%       -18.2%         0.0%       -15.2%
Other income and expenses           0.3%         0.4%         0.2%         0.4%
Interest expense                   -7.1%       -13.3%        -6.7%       -12.2%
Gain (Loss) before income taxes    -6.8%       -31.1%        -6.5%       -27.0%
Income taxes                        0.0%         0.0%         0.0%         0.0%
Net Income (loss)                  -5.2%       -31.1%        -6.5%       -27.0%


For the three months ended December 31, 2001 ("third quarter fiscal 2002"), compared to the three months ended December 31, 2000 ("third quarter fiscal 2001"):

Sales for the three months ended December 31, 2001 were $1,954,9816 compared to $1,377,500 for the three months ended December 31, 2000. Pacific Print Works ("PPW") sales for the third quarter fiscal 2002 were $1,886,728 compared to $1,300,605 for the third quarter fiscal 2001. PPW sales for the third quarter fiscal 2002 included production, finishing and design revenues of $805,557 and garment revenues of $1,081,171 as compared to production, finishing and design revenues of $670,605 and garment revenues of $630,000 in the third quarter fiscal 2001. (The garments are sold as part of a "package" that includes the printing and finishing of the garment.) Production and garment revenue increased by $48,000 and $298,000, respectively, in the third fiscal quarter 2002 due to sales of U.S.A. patriotic T-shirts. The remaining increase in sales was primarily due to an increase in sales to PPW's largest customers.

Gross profit and the gross profit as a percentage of sales increased for the third quarter fiscal 2002 as compared to the third quarter fiscal 2001, $351,915 and 18.0% compared to $101,183 and 7.3%. The increase in gross profit was primarily due to an increase in gross profit margin on garment sales third quarter fiscal 2002 (32%) compared to third quarter fiscal 2001 (4%). The gross profit margin on garment sales improved in the third quarter fiscal 2002 because of better gross margins on sales of U.S.A. patriotic T-shirts in addition to an improvement in gross margins of other garment sales.

General and administrative expenses for the third quarter fiscal 2002 were $318,270 as compared to $349,649 for the third quarter fiscal 2001. Cost cutting measures were implemented in the fourth quarter fiscal 2001which resulted in the decline of general and administrative expenses from the third quarter fiscal 2002 compared to third quarter fiscal 2001.

The gain (loss) from operations before other income and expenses for the third quarter fiscal 2002 was a gain of $32,445 as opposed to a loss of $250,294 of for the third quarter fiscal 2001.

Interest expense for the third quarter fiscal 2002 was $139,654 compared to $183,746 for the prior year.

For the Nine months ended December 31, 2001 ("YTD fiscal 2002"), compared to the Nine months ended December 31, 2000 ("YTD fiscal 2001"):

Sales for the Nine months ended December 31, 2001 were $5,736,708 compared to $4,077,797 for the Nine months ended December 31, 2000. Pacific Print Works ("PPW") sales YTD fiscal 2002 were $5,557,369 compared to $3,951,939 for the YTD fiscal 2001 sales. PPW sales YTD fiscal 2002 included production, finishing and design revenues of $2,632,000 and garment revenues of $3,105,000 as compared to production, finishing and design revenues of $2,835,000 and garment revenues of $1,116,000 in the YTD fiscal 2001. (The garments are sold as part of a "package" that includes the printing and finishing of the garment.) Production and garment revenue increased by $166,800 and $1,162,000, respectively, in the YTD fiscal 2002 due to sales of U.S.A. patriotic T-shirts. The remaining increase in garment sales was primarily due to an increase in garment sales to PPW's largest customers.

Gross profit and the gross profit as a percentage of sales increased for YTD fiscal 2002 as compared to the YTD fiscal 2001, $961,125 and 16.8% compared to $567,856 and 13.9%. The increase in gross profit was primarily due to an increase in gross profit margin on garment sales YTD fiscal 2002 (24%) compared to YTD fiscal 2001 (6%). The gross profit margin on garment sales improved in the YTD fiscal 2002 because of better gross margins on sales of U.S.A. patriotic T-shirts in addition to an improvement in gross margins of other garment sales.

General and administrative expenses for the YTD fiscal 2002 were $955,826 as compared to $1,179,901 for the YTD fiscal 2001. The decline in general and administrative expenses is primarily due to $110,000 in investor relation expenses incurred in the first quarter fiscal 2001. Fan-Tastic general and administrative costs were also reduce in YTD fiscal 2002 versud YTD fiscal 2001 by $124,000 due to a decline in rent and payroll expenses from store closings. .

The gain (loss) from operations before other income and expenses for the YTD fiscal 2002 was a gain of $1,699 as opposed to a loss of $620,470 for the YTD fiscal 2001.

Interest expense for the YTD fiscal 2002 was $384,996 compared to $495,919 for the prior year. In December 2000, PPW entered into an accounts receivable financing agreement to sell receivables at prime plus 8%. This was a significant improvement from PPW's previous factoring agreement and has resulted in significant interest savings. The Company's interest on capital leases has also declined approximately $36,000 YTD fiscal 2002 compared to YTD fiscal 2001 because of the reduction in capitalized lease payables outstanding. The Company has notes payables to related parties of $1,771,007with various rates of interest. The Company has accrued but not paid approximately $194,000 of interest expense for these notes payables to related parties YTD fiscal 2001.

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                      Three Months               Nine Months
                                   Ended December 31,         Ended December 31,
                                  ---------------------     --------------------
                                     2000        2000         2000        2000
                                     ----        ----         ----        ----
Net sales                          100.0%        100.0%      100.0%       100.0%
Cost of sales                       92.7%         70.8%       86.1%        73.6%
Gross profit                         7.3%         29.2%       13.9%        26.4%
General expenses                    25.4%         24.0%       28.9%        30.4%
Depreciation and amortization        0.1%          0.5%        0.2%         0.7%
Loss from operations               -18.7%          6.9%      -23.0%        -7.8%
Other income and expenses            0.5%          0.0%        0.6%         1.0%
Interest expense                   -13.7%        -15.9%      -18.4%       -20.7%
Loss before income taxes
 and discontinued operations       -32.0%         -9.0%      -40.7%       -27.5%
Discontinued operations              0.0%          0.0%        0.0%        41.9%
Income taxes                         0.0%          0.0%        0.0%         0.0%
Net Income (loss)                  -32.0%         -9.0%      -40.7%        14.4%

For the three months ended December 31, 2001 ("third quarter fiscal 2001"), compared to the three months ended December 31, 2000 ("third quarter fiscal 2000"):

Sales for the three months ended December 31, 2001 were $1,340,986 compared to $1,397,538 for the three months ended December 31, 2000. Pacific Print Works ("PPW") sales for the third quarter fiscal 2001 were $1,300,605 compared to $1,217,906 for the third quarter fiscal 2000. Sales to two of PPW's largest customers in the third quarter fiscal 2001included garment sales, primarily T-shirts. (The garments are sold as part of a "package" that includes the printing and finishing of the garment.) As a result, PPW sales for the third quarter fiscal 2001 included production, finishing and design revenues of $711,000 and garment revenues of $630,000 as compared to production, finishing and design revenues of $1,212,000 and garment revenues of $5,000 in the third quarter fiscal 2000.

Gross profit and the gross profit as a percentage of sales declined for the third quarter fiscal 2001 as compared to the third quarter fiscal 2000, $101,183 and 7.3% compared to $408,067 and 14.6%. The decline in gross profit was caused partially by the decrease in production revenues which resulted in a higher percentage of fixed production costs to production revenues. Direct labor costs for production, finishing and design were $362,000 or 50.9% of non- garment revenue in the third quarter fiscal 2001 as compared to $513,000 or 42.3% of non-garment revenue for the third quarter fiscal 2000. In addition, the gross profit as a percentage of sales decrease was partially due to the lower margins on garment sales. The cost of garments was $575,000 or 91.3% of garment sales in the third quarter fiscal 2001.

General and administrative expenses for the third quarter fiscal 2001 were $351,477 as compared to $342,970 for the third quarter fiscal 2000. This 2.4% increase was primarily due to an increase in payroll costs at PPW. Cost cutting measures were implemented in the fourth quarter fiscal 2001which will result in a decline of approximately $40,000 general and administrative payroll costs per quarter.

The gain (loss) from operations before other income and expenses for the third quarter fiscal 2001 was a loss of $250,294 as opposed to a gain of $65,097 for the third quarter fiscal 2000.

Interest expense for the third quarter fiscal 2001 was $146,622 compared to $132,311 for the prior year.

For the Nine months ended December 31, 2001 ("YTD fiscal 2001"), compared to the Nine months ended December 31, 2000 ("YTD fiscal 2000"):

Sales for the Nine months ended December 31, 2001 were $4,077,797 compared to $3,466,627 for the Nine months ended December 31, 2000. Pacific Print Works ("PPW") sales YTD fiscal 2001 were $3,951,939 compared to $3,104,767 for the YTD fiscal 2000 sales. Sales to two of PPW's largest customers in the YTD fiscal 2001included garment sales, primarily T-shirts. (The garments are sold as part of a "package" that includes the printing and finishing of the garment.) As a result, PPW sales for the YTD fiscal 2001 included production, finishing and design revenues of $2,835,000 and garment revenues of $1,116,000 as compared to production, finishing and design revenues of $2,971,000 and garment revenues of $131,000 in the YTD fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had total assets of $2,314,069, total liabilities of $6,866,372 and total stockholders' deficit of $4,552,303 compared with total assets of $1,763,333, total liabilities of $5,954,973 and total stockholders deficit of $4,191,640 at March 31, 2001. The increase in the Company's stockholders deficit is due primarily to interest expense. At September 30, 2001 the Company's current ratio of current assets to current liabilities was approximately .267. The Company will seek to convert certain debt to equity which will improve its current ratio. The Company's current liabilities include $572,633 and $1,769,948 of interest and notes payable to related parties, respectively. Currently, limited cash payments are being made to these related parties because of the Company's poor financial condition.

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


Item 4.  Submission of Matters to a Vote of Security Holders

                 Not applicable.



Item 5.  Other Information

                 Effective for fiscal quarters ending after March 15, 2000, the Securities and Exchange Commission adopted a rule requiring companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10-QSB with the Commission. The Company's December 31, 2001 Form 10-QSB was not reviewed prior to submission to the Commission. A Form 8-K will be filed when the review is completed by the independent auditors.


Item 6.  Exhibits and Reports on Form 8-K

                 Not applicable.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      AMERICAN RESOURCES AND DEVELOPMENT COMPANY
                                     (Registrant)



/s/ B. Willes Papenfuss       President, Chief Executive       February 22, 2001
-----------------------       Officer and Director
 B. Willes Papenfuss          (Principal Executive Officer)



/s/ Timothy M. Papenfuss      Secretary / Treasurer and       February 22, 2001
------------------------      Director (Chief Financial
 Timothy M. Papenfuss         Officer, Chief Accounting
                              Officer and Controller)