Form 10KSB
period 2007-03-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2008-01-23
CIK 812555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB
(Mark One)

    ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 2007
or

    ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______to______

Commission file number 000-18865

American Resources& Development Company
(Name of small business Issuer in Its Charter)

Utah		87-0401400
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

5891 Sagewood, Murray, Utah		84107
(Address of Principal Executive Offices)		(Zip Code)

(801) 230 1030
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of Class)

Check whether issue is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

Issuer's revenues for its most recent fiscal year were: $499,313

As of March 31, 2007, the aggregate market value of the voting stock of the issuer held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity was $466,474.

As of March 31, 2007 there were 467,039,666 outstanding shares of common stock, par value $0.001.

Documents incorporated by reference: None.

Transitional Small Business Format: Yes ☐No ☐

Cautionary Notice Regarding Forward Looking Statements

“American Resources & Development Company,” the “company,” “we,” “us” or “our” refers to American Resources & Development Company, a Utah corporation, and its subsidiaries, except where otherwise indicated or required by context. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” and any variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Risk Factors” as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

American Resources & Development Company ("ARDCO" or "the Company"), formerly known as Leasing Technology, Incorporated, was incorporated in Utah on March 21, 1983. On February 20, 1997 its name was changed to American Resources and Development Company. When used throughout this document, unless the context suggests otherwise, the "Company" refers to ARDCO and/or its subsidiaries.

Leasing Technology Incorporated

As Leasing Technology Incorporated ("LTI”), the Company was engaged in the venture capital business offering consulting expertise to selected business opportunities and also was engaged in developing certain residential and recreational real estate projects. In 1990, the Company acquired the Palm Lakes real estate development near St. George, Utah. In 1991, the name of the development was changed to the Red Hawk(R) Country Club. Also in 1991, the Company purchased two residential developments in St. George consisting of condominiums, cottages, and single family dwelling lots known as Cotton Manor and Cotton Acres respectively.

In December 1992, the Company assigned all of its real estate holdings in Red Hawk(R) Country Club, Cotton Manor and Cotton Acres to Golf Ventures, Inc. (“GVI”), a publicly held Utah Corporation, in exchange for 3,273,728 shares of GVI common stock, which represented approximately 86% of GVI's total outstanding shares. GVI further agreed to assume all obligations related to the acquired real estate. In 1994, the name Red Hawk(R) Country Club was changed to Red Hawk(R) International Golf & Country Club

Until December, 1997, GVI's assets consisted of the Red Hawk International Golf & Country Club, Cotton Manor, and Cotton Acres, real estate developments located near St. George, Utah. In November 1997, GVI merged with Golf Communities of America “GCA.” Golf Communities of America was the controlling company in this merger and subsequent to the merger the combined company’s name changed to Golf Communities of America (“GCA”). This merger resulted in a less than 20% ownership in GVA by the Company. In 1999 GCA filed Chapter 11 bankruptcy which was subsequently converted to Chapter 7. Since that time the company’s investment in GCA has been valued at $-0-.

Amendment to Articles of Incorporation:

On May 10, 2004, the company amended its articles of incorporation to increase to the authorized common stock of the Company to 500,000,000 shares, par value $0.001 per share.

(b) Business of Issuer:

On June 15th, 2004, the company acquired Springfield Finance & Mortgage, LLC (“SFM”) from Springfield Investments, Inc., a shareholder of the Company, in exchange for 12,500,000 shares of its common stock. SFM was in the business of providing financing for new home construction.

The Company, through its wholly owned subsidiary SFM, has provided financing for real estate development and new home construction, in Washington County, Utah by making loans secured by first trust deeds. The Company has loaned money to contractors who are building new homes and to developers who require financing to develop raw acreage into sub-divisions. In addition to being secured by first trust deeds, all loans have required that borrowers have full insurance coverage on every project being financed.

By March 31, 2007, the real estate market in Washington County, Utah had slowed considerably so the Company terminated its business of providing financing for real estate development; and focused on investing in the ‘Futures Options market’. On April 18, 2007 it opened account number 396-44607 with Infinity Brokerage Services, 111 W Jackson Blvd., Suite 2010, Chicago, IL 60604; and engaged the services of MSI Trading, 836 Wingate Pl, Rockton IL 61072; to assist in trading Option contracts in the S & P 500 Futures Options market. On May 31, 2007, in order to receive better executions and commissions on trades the account at Infinity was transferred to Brewer Futures Group, LLC, 200 S. Michigan Avenue, 21st Floor, Chicago, IL 60604.

There are no limitations on the percentage of the Company’s assets which the Company may invest in any one investment, or type of investment. Any Company policy regarding such investments may be changed without a vote of the Company’s shareholders. It is the Company’s policy to make investments primarily for income, though assets also may be acquired for possible capital gain.

Description of the Option Contracts the Company invests in:
Our goal is to take advantage of the markets trading RANGE rather than its DIRECTION. We sell Out-of-the-Money Call and Put Option contracts on the S&P 500 Futures (the underlying) market and receive a credit on each trade. We then take advantage of the time decay of these Out-Of-The-Money options as the market stays between our two selected Strike Price levels. This strategy is called a Short Strangle. Profits (and or losses) are earned from the credit (premium) received and the time decay of the option contracts. Positions are generally closed out and new positions entered after the third Friday of each month, thus there are approximately 12 trading periods each year. The 30 day liquidity period allows us to properly analyze and evaluate the recent trading range of the market; and, to keep pace with the ever changing value of the S&P 500 Futures price. The re-positioning of trades for each succeeding month is a critical component in controlling risk. From a cash management perspective this concept provides excellent liquidity. Call Option Strike Prices are usually sold 100 points. ABOVE the value of the underlying while Put Option Strike Prices are usually sold 125-200 points BELOW the underlying.

Business Strategy
The Company believes that one of the easiest ways to be consistently successful in the financial markets is to use a ‘Short Strangle Strategy’ to trade S & P 500 Futures Options. The Company believes this method of trading reduces stress and anxiety and insures the Company of the highest probability of success.

The Short Strangle Strategy allows the opportunity to trade the RANGE of the S&P 500 Futures Options market rather than the DIRECTION. If the market stays between the range of the market prices selected, the desired profit is earned.  The Company endeavors to sell high Strike Price Call Options, and at the same time sell low Strike Price Put Options. The time decay of the credit (premium) received from each trade is where the profit (or loss) comes from. We use S&P 500 Futures Options because there is more volume and liquidity in that market.

To maintain liquidity for cash management requirements, new positions are generally sold just following the third Friday of each month (expiration date); and, at other times during the month if market conditions warrant. This allows us to analyze the S&P 500 Futures Options trading range from the previous period and helps us analyze and evaluate the anticipated trading range for the next period. We always keep pace with the market.

The Company sells S&P 500 Futures Options, out-of-the-money, (75 to 100 pts. from the underlying) using 30 day or 60 day Call and Put options in combination, known as a “Combo” as a naked (uncovered) position. The Call Leg and the Put Leg have to be monitored daily due to the risk exposure. However, the risk can be minimized by rolling up or down using the same expiration date should the trade get in trouble (2 pt. Stop Loss to roll the position). The goal is to earn 4 pts. per month. Each point is worth $250. Each "Combination" of a Call and a Put being sold costs approximately $9,500 in margin for the retail customer at most brokerage firms.

This is a high maintenance strategy where the risk has to be monitored intraday. To offset any overnight catastrophe, a Long Put position may be established each day 125 pts. O-T-M. It is then sold the following morning at a breakeven goal. Due to the nature of S&P 500 Futures Options, where they are pit traded, it is somewhat easy to get "your price."

Our Strengths

We believe our competitive strengths will include: Utilizing MSI Trading’s market skills and trading experience whereby each trade is analyzed and evaluated before being placed; and is then monitored daily by the experienced personnel at MSI Trading who advise us and recommend, and place all trades. We pay MSI Trading a five (5%) percent fee on each month’s net profits. Their personnel have over 20 years experience in the financial investment field

(c)    Reports to Security Holders:

Copies of the Company’s reports, as filed with the Securities and Exchange Commission, are available and may be viewed as filed at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549 or by calling 1-800-SEC-0330. Additionally they can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar by simply typing in “American Resources & Development Company”

RISK FACTORS

The following factors affect our business and the industry in which it operates. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that the Company currently considers immaterial may also have an adverse effect our business. If any of the matters discussed in the following risk factors were to occur; our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected.

Risks relating to the Futures and Options Markets

Futures and options trading involve substantial risk and we are advised that they may not be suitable for every investor. The valuation of futures and options may fluctuate, and, as a result, the Company may lose more than its original investment. The impact of seasonal and geopolitical events is factored into market prices. Past results are no indication of future performance. Information from whatever source is in no way guaranteed. No guarantee of any kind is implied or possible where projections of future conditions are attempted.

1.
Daily, and intraday, monitoring of the S & P 500 market as well as all other related markets that may have an impact on all trades. This is done by both Company employees as well the trading advisors from MSI Trading and the Brokers who execute our trades. We rely heavily on their experience and expertise. In the event any trade may be in trouble of loosing we always either roll up or roll down the open positions accordingly.

There is currently no market for our securities, and there are substantial restrictions on the transferability of our securities.

There is currently a limited market for our common stock. Accordingly, purchasers of the shares will be required to bear the economic consequences of holding such securities for an indefinite period of time. An active trading market for our common stock may not ever develop. Any trading market that does develop may be volatile and significant competition to sell our common stock in any such trading market may exist which could negatively affect the price of our common stock. As a result, the value of our common stock may decrease. Additionally, if a trading market does develop, such market may be highly illiquid, and our common stock may trade at a price that does not accurately reflect the underlying value of our net assets or business prospects. Investors are cautioned not to rely on the possibility that an active trading market may develop or in the prices at which our stack may trade in any market that does develop in making an investment decision.

We presently do not intend to pay cash dividends on our stock.

We currently anticipate that no cash dividends will be paid on any of our stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance future expansion of our business.

Risk that the Company’s Common Stock may be deemed a “Penny Stock”

The Company's common stock may be deemed to be a “penny stock” as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets of less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) or more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this report the Company's common stock has a price less than $5.00.

If the Company's Common Stock is at any time deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in the Company's Common Stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Dependence On Key Personnel

The future success of the Company will depend on the service of its key personnel and, additionally, its ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified personnel in this industry and there can be no assurance that the Company will be able to attract and retain personnel necessary for the development of the business of the Company. Because of the intense competition, there can be no assurance that the Company will be successful in adding personnel if needed to satisfy its staffing requirements. Failure to attract and retain key personnel could have a material adverse effect on the Company.

The Company is dependent on the efforts and abilities of its management. The loss of various members from management could have a material adverse effect on the business and prospects of the Company. In particular, the Company will depend on the service of Thomas Stamos because he is instrumental in his expertise in legal negotiations and business maintenance. There can be no assurance that upon the departure of key personnel from the service of the Company suitable replacements will be available.

Future Capital Needs And Uncertainty Of Additional Funding

    Although management believes that the Company's cash position should be sufficient to cover its financing for at least the current fiscal year, substantial funds will be required to effect the Company's development plans. The Company will require additional cash for: (i) payment of increased operating expenses; (ii) payment of development expenses; and (iii) further implementation of those business strategies. Such additional capital may be raised by additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is received by the Company by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to the Company's shareholders. There can be no assurance that additional funding will be available on favorable terms, if at all. the Company may also seek arrangements with collaborative partners in order to gain additional funding, marketing assistance or other contributions. However, such arrangements may require the Company to relinquish rights or reduce its interests in certain of its technologies or product candidates. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of the Company. Moreover, if funds are not available from any sources, the Company may not be able to continue to operate.

Our officers and directors control 12.07% of our stock.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s principal offices are located at 5891 Sagewood, Murray, Utah 84107, which is the residence of Thomas Stamos, the company’s president. The Company’s president allows the Company to use space at that location for no charge. The space and use of the facilities located at that address are donated to the Company by its president.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to our security holders for approval during the period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

As of June 30, 2007, the Company’s common stock is traded on the Pink Sheets under the symbol “ADCO.PK.”

The following table sets forth, for the periods indicated, the high and low bids for our common stock; the bids reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The last reported bid for our common stock on March 31, 2007 was $0.001 per share.

Fiscal Year Ended March 31, 2005
First Quarter	$0.001	$0.001
Second Quarter	$0.001	$0.001
Third Quarter	$0.001	$0.001
Fourth Quarter	$0.001	$0.001

Fiscal Year Ended March 31, 2006
First Quarter	$0.001	$0.001
Second Quarter	$0.001	$0.001
Third Quarter	$0.001	$0.001
Fourth Quarter	$0.001	$0.001

Fiscal Year Ended March 31, 2007
First Quarter	$0.001	$0.001
Second Quarter	$0.001	$0.001
Third Quarter	$0.001	$0.001
Fourth Quarter	$0.001	$0.001

There has been no active market for the Company's stock in the last two years; although it continues to be reported on the Pink Sheets. Accordingly, the Company has no change in its range of high and low bid prices for the Company's common stock to report.

(b) Holders

There were approximately 1,339 shareholders of record of the Company's common stock as of March 31, 2007.

(c) Dividends

The Company has never paid cash dividends on its stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion are likely to limit the Company's ability to pay dividends in the future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.

None

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITITES.

None

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained herein that are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that expectation reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, with limitation: well established competitors who have substantially greater financial resources and longer operating histories, changes in the regulatory environment in which the Company competes, and access to sources of capital.

Plan of Operation

The Company is no longer engaged in the business which generated revenues during the years prior to March 31, 2007. Accordingly, the Company’s plan of operation for its current year is to take advantage of trading contracts of the S & P 500 Futures Options market

The Company intends, through its wholly owned subsidiary, Springfield Finance and Mortgage Company, LLC (“SFMC”), to take advantage of the markets volatility by executing trades in the S & P 500 Futures Options market. To accomplish this, we have engaged the services of MSI Trading, to whom we pay a fee equal to five (5%) percent of each months net profits. All of the Company’s trading in the futures market is presently being conducted thru its account at Brewer with funds being held at Peregrine Financial Group, the holding Futures Commission Merchant (FCM), where the company is able to rely on the experience and expertise of several trading specialists as well as on the experience and expertise of the Investment Advisors at MSI Trading. The Brokers at Brewer and PFG (FCM) are all registered with the NFA and CFTC regulatory bodies of the Futures industry. The market we trade in is tradable 23.5 hours each day and has some of the best price liquidity for trade efficiency.

The Company will continue to finance its operations, from profits heretofore realized from its real estate financing; profits expected from its trading operations; and, loans from one third party. This third party is a shareholder of the Company.

While the company has found that loans from one third party are currently available, it is possible that such third party loans may not be available in the future. In that event, the Company’s ability to make large investments in the S & P 500 Futures Options markets could be substantially impaired. Investors and shareholders should be aware of the significant risks the company undertakes in funding its operations by receiving and relying on third-party loans for investment; and, also that Futures and options trading involves substantial risk and may not be suitable for every investor and / or shareholder. The valuation of futures, and options may fluctuate, and, as a result, the Company may lose more than its original investment..

The Company’s actual operating costs for the next year should be minimal. The Company intends to use 2 part-time employees as part of its operations. Management anticipates that operating costs for the first twelve (12) months will total approximately $18,000.00. Such costs shall be paid for from profits it receives from it’s investments in the Futures option market.

9

AMERICAN RESOURCES AND DEVELOPMENT COMPANY
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

C O N T E N T S

ITEM 7. FINANCIAL STATEMENTS
AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS
March 31,
2007

CURRENT ASSETS

Cash	$1,865,852
Notes receivable	1,025,591
Notes receivable - related parties	200,000

Total Current Assets	3,091,443

FIXED ASSETS

Computer equipment	-
Software	-
Land	-
Less: accumulated depreciation	-

Total Fixed Assets	-

NON-CURRENT ASSETS

Long-term receivables - related parties	-

Total Non-Current Assets	-

TOTAL ASSETS	$3,091,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,913

Total Current Liabilities	2,913

LONG-TERM LIABILITIES

Notes payable	1,526,514

Total Long Term Liabilities	1,526,514

TOTAL LIABILITIES	1,529,427

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.01 par value; 500,000,000 shares authorized; 467,039,666 shares issued and outstanding	467,040
Additional paid-in capital	11,553,822
Accumulated deficit	(10,458,846)

Total Stockholders' Equity (Deficit)	1,562,016

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$3,091,443

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	March 31,
	2007	2006	2005

REVENUES	$499,313	$237,673	$48,286

COST OF SALES	-	-	-

GROSS PROFIT	499,313	237,673	48,286

EXPENSES

General and administrative	202,505	260,547	19,671

Total Expenses	202,505	260,547	19,671

OPERATING LOSS	296,808	(22,874)	28,615

OTHER INCOME (EXPENSES)

Interest expense	(44,456)	(254,426)	(32,650)
Interest income	74,751	-	-
Loss on disposal of fixed assets	(27,563)
Other expenses	-	-	-
.
Total Other Income (Expense)	2,732	(254,426)	(32,650)

NET INCOME (LOSS)	$299,540	$(277,300)	$(4,035)

BASIC LOSS PER SHARE	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	466,770,406	466,770,406	464,166,239

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, March 31, 2004	454,270,406	$454,271	$11,557,665	$(10,477,051)

Common shares issued in
acquisition of Springfield Finance
and Mortgage, LLC	12,500,000	12,500	(3,574)	-

Net loss for the year ended
March 31, 2005	-	-	-	(4,035)

Balance, March 31, 2005	466,770,406	466,771	11,554,091	(10,481,086)

Net loss for the year ended
March 31, 2006	-	-	-	(277,300)

Balance, March 31, 2006	466,770,406	466,771	11,554,091	(10,758,386)

Common shares issued into
reserve	269,260	269	(269)	-

Net income for the year ended
March 31, 2007	-	-	-	299,540

Balance, March 31, 2007	467,039,666	$467,040	$11,553,822	$(10,458,846)

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006	2005

Net income (loss)	$299,540	$(277,300)	$(4,035)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	1,894	2,302	-
Loss on disposal of fixed assets	13,513
Changes in operating assets and liabilities
Increase in accounts receivable	(20,407)	44,316	-
Increase in notes receivable	238,350	-	(128,105)
Increase in notes receivable - related party	117,082		(400,306)
Increase in other assets	16,482	(21,229)	-
Increase (decrease) in accounts payable
and accrued expenses	(55,178)	314,446	29,018

Net Cash Used by Operating Activities	611,276	62,535	(503,428)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received in acquisition of subsidiary	-	-	5,899
Decrease in land	585,239	61,018	-
Increase in fixed assets	(8,658)	-	-

Net Cash Provided by Investing Activities	576,581	61,018	5,899

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term debt	64,153	12,500	19,000
Payments on notes receivable	(1,210,571)	-	-
Proceeds from long-term debt - related party	1,216,544	(31,655)	675,000

Net Cash Provided by
Financing Activities	70,126	(19,155)	694,000

NET DECREASE IN CASH	1,257,983	104,398	196,471

CASH AT BEGINNING OF PERIOD	607,869	503,471	307,000

CASH AT END OF PERIOD	$1,865,852	$607,869	$503,471

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND
INVESTING ACTIVITIES

Acquisition of notes receivable and assumption
of long-term debt payable to related parties	$-	$-	$667,280
Common stock for non-cash assets	$-	$-	$3,027

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The accompanying consolidated financial statements include those of American Resources and Development Company (the Company) and its wholly-owned subsidiary, Springfield Finance and Mortgage Company, LLC (SFMC). In addition, the consolidated financial statements include those of Sprinfield Investment, Inc. (SFIC) and Springfield Construction, LLC (SFCC). Both SFIC and SFCC, although not majority owned by the Company, have been determined to be “Variable Interest Entities” pursuant to FIN 46 and have therefore been consolidated in these financial statements. All inter-company items and transactions have been eliminated in consolidation.

The Company was formed on March 21, 1983 and is now in the business of providing debt financing to other entities involved in the development of residential real estate through its SFMC subsidiary. The Company obtains the capital for the financing of real estate development from outside sources as well as certain majority shareholders. The Company acquired 100% of the members’ interest in SFMC through the issuance of 12,500,000 shares of its restricted common stock, and was accounted for under FASB Statement # 141, “Business Combinations.”

b. Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

c. Recognition of Revenues

Revenues (interest and fee income, and profit sharing) are recorded using agreed-upon market interest rates and accrued on a per-diem basis from the date of disbursement, regardless of when the interest is paid. Origination fees are included in interest income and accreted over the life of the related receivable. Profit sharing revenues are recorded on the date payment is received.

d. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

        e. Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. In addition, the Company occasionally maintains cash investments with institutions that are not federally insured.

f. Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        g. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising charges during the periods presented in these financial statements.

        h. Property and Equipment

Property, equipment, and capital leases are recorded at cost and are depreciated over the estimated useful life of the related assets, generally three to seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

i. Basic Income (Loss) per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. As of September 30, 2006, there were no common stock equivalents outstanding. Therefore, the basic and fully diluted income (loss) per share is the same for the periods presented herein.

NOTE 2 -	COMMON STOCK

During fiscal 2005 the Company issued 12,500,000 shares of its restricted common stock in exchange for the purchase of 100% of the members’ units and net assets of SFMC. The value of the exchange ($8,923) was deemed by management to be equal to the net book value of the assets and liabilities of SFMC since the only assets acquired were cash and notes receivable with values substantially equal to their face values, and the only liabilities were notes payable and accrued interest bearing terms deemed equal to traditional terms used in arms-length transactions. As of March 31, 2007, the Company had 467,039,666 shares of common stock issued and outstanding.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006
NOTE 2 -	COMMON STOCK (Continued)

During the year ended March 31, 2007 the Company issued 269,260 shares of common stock into a reserve account. These shares will be delivered to the Company’s former preferred stockholders when they are located by the Company.

NOTE 3 -	INCOME TAXES

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

Net deferred tax assets consist of the following components as of March 31, 2007 and 2006:

	March 31,	March 31,
	2007	2006
Deferred tax assets:
NOL Carryover	$1,991,490	$1,899,600

Deferred Tax Liabilities:	-	-

Valuation allowance	(1,991,490)	(1,899,600)

Net deferred tax asst	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended March 31, 2007 and 2006 due to the following:

	March 31,	March 31,
	2007	2006
Book income (loss)	$(91,890)	$(61,864)
Valuation allowance	91,890	61,864

	$-	$-

At March 31, 2007, the Company had net operating loss carryforwards of approximately $9,500,000 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the accompanying financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 3 -	INCOME TAXES (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 4 - NOTES PAYABLE

At March 31, 2007 the Company had a note payable in the amount of $1,526,514, due to an unrelated third party entity. This note accrues interest in the amount of 7.50% per annum, and is due on demand.

NOTE 5 -  NOTES RECEIVABLE - RELATED PARTIES

During the year ended March 31, 2007 the Company loaned a total of $200,000 to related parties. These loans accrue interest at a rate of 8.50% per annum, and are due 365 days from consummation.

NOTE 6 -  NOTES RECEIVABLE

During the year ended March 31, 2007, the Company invested a note receivable in the amount of $500,000 with Cheney Financial, an independent third party, at a rate of 8.25% per annum. On January 11, 2007, the Company rolled-over this note, with a new principal balance of $508,258. The new note is due on July 15, 2007, and continues to accrue interest at 8.25 % per annum. On February 7, 2007, a second note was invested with Cheney in the amount of $502,313. This note is due on September 15, 2007, and also accrues interest at 8.25% per annum. The total notes receivable from Cheney at March 31, 2007, including accrued interest, was $1,025,591.

NOTE 7 -  SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company loaned $350,000 to related parties. These notes accrue interest at a rate of 8.50% per annum, and are due 365 days from consummation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company’s independent accountants over any item involving the Company’s financial statements. The Company’s independent accountants are Moore & Associates, Chartered, 2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253 7499 Fax (702) 253 7501

ITEM 8A. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.  Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and that such information is accumulated and communicated to our management, including CEO, President and CFO, to allow timely decisions regarding required disclosure.

(b)   Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and Executive Officers

As of March 31, 2007, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

Name	Age	Position	Time Period Served
Thomas E. Stamos	50	President & Director*	7/25/2003 - Present
R. Brooke Williamsen	46	Vice-President & Director*	7/25/2003 - Present

*The Company’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company’s officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

The business and working experience of the Directors and key executive officers of the Company as of March 31, 2007, are set out below:

Thomas E. Stamos, age 50, is the President and a Director. Mr. Stamos is a practicing attorney at law in Salt Lake City, Utah. He received a Bachelor of Science Degree in History and Political Science from the University of Utah in Salt Lake City, Utah; a Masters in Business Administration from Nova University Graduate School of Business in Fort Lauderdale, Florida; and a Juris Doctorate from Brigham Young University J. Reuben Clark Law School in Provo, Utah.

Mr. Stamos was a financial analyst/accountant for American Express Co. from 1982 to 1986. From 1986 to 1997 he was a business analyst and manager for Fidelity Investments Co. From 1997 to the present he has practiced general law with an emphasis on corporate affairs, business litigation, and bankruptcy. He has participated in numerous trials, negotiated and prepared business contracts and agreements, and has prepared numerous appellate briefs. Mr. Stamos was also a law clerk for the Tax and Business Regulation Department of the State of Utah in 1988. Mr. Stamos is a member of the Utah Bar Association, Salt Lake County Bar Association, and Bankruptcy Section.

R. Brooke Williamsen, age 46, is the Vice President and a Director of the Company. He received a B.A. degree in Arts, English Literature, with a Minor in Mandarin Chinese from the University of Utah in Salt Lake City, Utah. He attended the East China Institute of Politics and Law in Shanghai, China in June and July of 1988. Mr. Williamsen received a Juris Doctorate from the J. Ruben Clark Law School at Brigham Young University in Provo, Utah.

From 1988 to the present Mr. Williamsen has served as general counsel and super fund project manager for Southwest Investment Company. From 1997 to present, Mr. Williamsen has been the attorney for and part owner of Advantage Title Company in Salt Lake City, Utah. From 1991 to the present, Mr. Williamsen has practiced law in Salt Lake City, Utah as a sole practitioner. His practice has included full case responsibility including preparation of pleadings and discovery. His primary experience has been in real estate development/transactions, corporate construction, bankruptcy and collections.

None of the officers or directors of the Company are directors of any other reporting company.

(b) Significant Employees:

The officers and directors who are identified above are the significant employees of the Company.

Mr. Douglas has over 20 years in the financial investment field. He has built a strong foundation which we believe can truly assist the company. Mike has extensive experience in the financial markets, specializing in financial derivatives, as well as financial planning. These are all skills that he applies to educating and consulting his clients. MSI, will provide the Company with unparalleled investment opportunities. Mike brings his philosophy that personal service is a top priority. He believes in working very closely with clients to ensure they get the best returns to meet their short term and long term financial objectives. Mike has educated hundreds of satisfied clients over the years.

(c) Family Relationships:

There are no family relationships between the directors, executive officers or any other person serving as a director or executive officer of the Company.

(d) Involvement in Certain Legal Proceedings:

Except as noted below, none of the officers, directors, promoters or control persons of the Company have been involved in the past five (5) years in any of the following:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or,

(4)  Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16 (a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely upon a review of copies of the reports filed, the Company believes that during the year ended March 31, 2007, all executive officers, directors and persons who own more than ten percent of the Company's Common Stock are in compliance with such regulations.

As of March 31, 2007 the Company has not formulated or adopted a formal code of ethics.

Corporate Governance

There have been no material exceptions to the procedures by which security holders may recommend nominees to the Board of Directors.

The Company does not have an audit committee as of March 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information about compensation paid or accrued by the Company during the years ended March 31, 2004 to the Company’s officers and directors. None of the Executive Officers of the Company earned more than $100,000 during the years ended March 31, 2005, 2006, and 2007.

Summary of Compensation Table

Name & Principal Position	Year	Salary	Bonus	Annual Compensation	Other Restricted Stock Awards	Under-Lying Options/SARs	Securities	LTIP Payouts	Other Compensation
Thomas E. Stamos President & Director	2007	$31,440	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2006	$97,0170.00	$0.000.00	$0.000.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2005	$97,9210.00	$0.000.00	$0.000.00	$0.00	$0.00	$0.00	$0.00	$0.00

R. Brooke Williamsen Vice President & Director	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2006	$0.000.00	$0.000.00	$0.000.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2005	$0.000.00	$0.000.00	$0.000.00	$0.00	$0.00	$0.00	$0.00	$0.00

Randy S. Jorgensen Secretary/Treasurer & Director	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2006	$113,0130.00	$0.000.00	$0.000.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2005	$81,8750.00	$0.000.00	$0.000.00	$0.00	$0.00	$0.00	$0.00	$0.00

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

1. Options and Warrants

There are no outstanding options or warrants to purchase additional shares of the Company’s common stock.

Security Ownership of Certain Beneficial Owners:

    The following information sets forth certain information as of March 31, 2007; and reflects the stock ownership of each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company’s Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Camille Froidevaux, Trustee Budinet & Associates 20 Rue Senebier, P.B. 166 1211 Geneva, SWITZ	245,554,917	52.56%
Common	SB Trust C/O David G. Badger, Trustee 5367 Murray Links Drive Murray, UT 84107	144,450,073	30.93%
Common	Thomas E. Stamos 5891 Sagewood Salt Lake City, UT 84107	55,382,244	11.86%

	Total of Shares	445,387,234	95.36%

Security Ownership of Management:

The following information sets forth certain information as of March 31, 2007; and reflects the stock ownership of each person who is a Director or executive Officer of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Thomas Stamos 5891 Sagewood Murray, UT 84107	55,382,244	11.86%

Common	R. Brooke Williamsen 5383 S 900 E Salt Lake City, UT 84117	1,000,000	0.21%
	Total of Shares	56,382,244	12.07%

Changes in Control:

There are no arrangements which may result in a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 12, 2003, the Company, pursuant to a Court approved Settlement agreement authorized the issuance of a total of what was then 402,350,914 shares of its common stock to certain individuals and/or companies; and effective March 31, 2003, the company authorized the issuance of 43,707,687 shares to National Resources Group, Inc. The shares received were as follows:

Name	Original Amount
Camille Froidevaux, Trustee Budinet & Associates 20 Rue Senebier, P.B. 166 1211 Geneva, SWITZ	245,554,917
SB Trust C/O Dale E. Anderson, Trustee 919 Hilltop Road Salt Lake City, UT 84103	144,450,073
Small Business Development, LLC[1] 5891 Sagewood Salt Lake City, UT 84107	56,053,611
National Resources Group 1122 West South Jordan Parkway South Jordan, UT 84095	43,707,687

These shares were issued in consideration for cash and reorganization services rendered by the above individuals in connection with the Company’s move into the real estate finance, mortgage and development fields. Said shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company presently has 467,039,666 common shares issued and outstanding.
________________
1 Small Business Development, LLC is a Utah limited liability company. Thomas Stamos, the Company’s president, is the manager of Small Business Development, LLC.

ITEM 13. EXHIBITS

The following exhibits are filed with this Form 10-KSB:

Assigned Number	Description

(3)(i)	Articles of Incorporation: Incorporated by this reference from the Company

(3)(ii)	By-laws of the Company: Incorporated by this reference from the Company

(10)	Material Contracts: Acquisitions Agreement regarding Springfield Finance & Mortgage, LLC

(13)	Code of Ethics: To be adopted

(21)	Subsidiaries of the registrant: Springfield Finance & Mortgage, LLC

(31)	Rule 13a-14(a)/15d-14(a) Certifications - filed herewith

(32)	Section 1350 Certifications - filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company by the Company's principal accountant, Moore & Associates, Chartered, for the audit of the Company's annual financial statements totaled $10,250 for the audit of the financial statement for the fiscal year end March 31, 05, 06 and 07. Audit fees consist of fees for the audit and review of the Company's financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC. No other fees were billed to the Company by Moore & Associates, Chartered in connection with such financials other than as described above.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES & DEVELOPMENT COMPANY

Dated: Decembe 27, 2007

By:	/s/ Thomas Stamos Thomas Stamos, President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas Stamos, President, Director
Decembe 27, 2007 Thomas Stamos

/s/ R. Brooke Williamsen, Vice President, Director
December 27, 2007 R. Brooke Williamsen