Form 10QSB
period 2007-06-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2008-01-23
CIK 812555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2007; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________ to __________

Commission File Number: 0-52561

American Resources and Development Company
(Exact name of Registrant as specified in its charter)

UTAH	87-0401400
(State or other Jurisdiction of	(IRS Employer
of Incorporation or Organization)	Identification No.)

5891 Sagewood, Murray, UT	84107
(Address of principal executive offices)	(Zip Code)

(801) 230-1030
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of December 20, 2007, there were 467,039,666 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes  o No ☒

AMERICAN RESOURCES and DEVELOPMENT COMPANY AND SUBSIDIARIES
Report on Form 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page 3
Item 2.	Management's Discussion and Analysis or Plan or Operations	Page 9
Item 3.	Controls and Procedures	Page 10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	Page 11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 11
Item 3.	Defaults Upon Senior Securities	Page 11
Item 4.	Submission of matters to a Vote of Security Holders	Page 11
Item 5.	Other Information	Page 11
Item 6.	Exhibits	Page 11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$28,351	$1,865,852
Investments	1,581,237	-
Notes receivable	500,000	1,025,591
Notes receivable - related parties	834,000	200,000

Total Current Assets	2,943,588	3,091,443

TOTAL ASSETS	$2,943,588	$3,091,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$33,811	$2,913
Notes payable	-	-

Total Current Liabilities	33,811	2,913

LONG-TERM LIABILITIES

Notes payable	1,526,514	1,526,514

Total Long Term Liabilities	1,526,514	1,526,514

TOTAL LIABILITIES	1,560,325	1,529,427

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.01 par value; 500,000,000
shares authorized; 467,039,666 shares
issued and outstanding	467,040	467,040
Additional paid-in capital	11,553,822	11,553,822
Accumulated deficit	(10,637,599)	(10,458,846)

Total Stockholders' Equity (Deficit)	1,383,263	1,562,016

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,943,588	$3,091,443

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	June 30,
	2007	2006
REVENUES	$-	$94,331

COST OF SALES	-	-

GROSS PROFIT	-	94,331

EXPENSES

General and administrative	8,366	139,151

Total Expenses	8,366	139,151

OPERATING LOSS	(8,366)	(44,820)

OTHER INCOME (EXPENSES)

Interest expense	(26,714)	(11,114)
Loss on investments	(143,673)	-
.
Total Other Income (Expense)	(170,387)	(11,114)

NET INCOME (LOSS)	$(178,753)	$(55,934)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	466,770,406	466,770,406

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(178,753)	$(55,934)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	-	2,245
Loss on investments	143,673	-
Changes in operating assets and liabilities
Increase in accounts receivable	-	73,293
Increase (decrease) in accounts payable
and accrued expenses	30,988	10,636

Net Cash Used by Operating Activities	(4,092)	30,240

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	(1,725,000)	-

Net Cash Provided by Investing Activities	(1,725,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes receivable	(108,409)	180,750
Proceeds from long-term debt - related party	-	(3,254)

Net Cash Provided by
Financing Activities	(108,409)	177,496

NET DECREASE IN CASH	(1,837,501)	207,736

CASH AT BEGINNING OF PERIOD	1,865,852	607,869

CASH AT END OF PERIOD	$28,351	$815,605

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND
INVESTING ACTIVITIES

Acquisition of notes receivable and assumption
of long-term debt payable to related parties	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2007 Annual Report on Form 10-KSB of the Company. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The accompanying consolidated financial statements include those of American Resources and Development Company, a Utah Corporation (the Company) and its wholly-owned subsidiary, Springfield Finance and Mortgage Company, LLC, a Utah limited liability company (SFMC). In addition, the consolidated financial statements include those of Springfield Investment, Inc., a Nevada corporation (SFIC) and Springfield Construction, LLC, a Utah limited liability company (SFCC). Both SFIC and SFCC, although not majority owned by the Company, have been determined to be “Variable Interest Entities” pursuant to FIN 46 and have therefore been consolidated in these financial statements. All inter-company items and transactions have been eliminated in consolidation.

The Company was formed on March 21, 1983 and until 2007 was in the business of providing debt financing to other entities involved in the development of residential real estate through its SFMC subsidiary. The Company obtained the capital for the financing of real estate development from outside sources as well as certain majority shareholders. Since March 2007 the Company has changed its primary strategic focus to that of making and maintaining short-term investments in the S & P Futures Options market. The Company acquired 100% of the members’ interest in SFMC through the issuance of 12,500,000 shares of its restricted common stock, and was accounted for under FASB Statement # 141, “Business Combinations.”

b. Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

e. Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. In addition, the Company also maintains cash investments with institutions that are not federally insured.

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

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Basic Income (Loss) per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. As of June 30, 2007, there were no common stock equivalents outstanding. Therefore, the basic and fully diluted income (loss) per share is the same for the periods presented herein.

NOTE 3 - COMMON STOCK

During fiscal 2005 the Company issued 12,500,000 shares of its restricted common stock in exchange for the purchase of 100% of the members’ units and net assets of SFMC. The value of the exchange ($8,923) was deemed by management to be equal to the net book value of the assets and liabilities of SFMC since the only assets acquired were cash and notes receivable with values substantially equal to their face values, and the only liabilities were notes payable and accrued interest bearing terms deemed equal to traditional terms used in arms-length transactions. As of June 30, 2007, the Company had 466,770,406 shares of common stock issued and outstanding.

NOTE 4 - NOTES PAYABLE

At June 30, 2007 the Company had a note payable in the amount of $1,514,014 due to an unrelated third party entity. This note accrues interest in the amount of 7.50% per annum, and is due on demand.

NOTE 5 -  SIGNIFICANT EVENTS

During the 2006 calendar year the Company invested a note receivable in the amount of $500,000 with Cheney Financial, an independent third party, at a rate of 8.25% per annum. On January 11, 2007, the Company rolled-over this note, with a new principal balance of $508,258. The new note was due on July 15, 2007, and continues to accrue interest at 8.25 % per annum. On February 7, 2007, a second note was invested with Cheney in the amount of $502,313. This note was due on September 15, 2007, and also accrues interest at 8.25% per annum.

In April 2007, the Company opened account number 396-44607 with Infinity Brokerage Services, 111 W Jackson Blvd., Suite 2010, Chicago, IL 60604; and engaged the services of MSI Trading, 836 Wingate Pl, Rockton IL 61072; to assist in trading Option contracts in the S & P 500 Futures Options market. On May 31, 2007, in order to receive better executions and commissions on trades the account at Infinity was transferred to Brewer Futures Group, LLC, 200 S. Michigan Avenue, 21st Floor, Chicago, IL 60604.

During the three months ended June 30, 2007, the Company recorded a loss of $143,673 from the $1,725,000 it had invested.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY FORWARD - LOOKING STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

A. Management’s Plan of Operation

American Resources & Development Company ("ARDCO" or "the Company"), formerly known as Leasing Technology, Incorporated, was incorporated in Utah on March 21, 1983. On February 20, 1997 it name was changed to American Resources and Development Company. When used throughout this document, unless the context suggests otherwise, the "Company" refers to ARDCO and/or its subsidiaries.

By March 31, 2007, the real estate market in which had previously constituted the Company’s primary business focus, had slowed considerably. Hence, the Company elected to terminate its business of providing financing for real estate development; and became focused on investing in the ‘Futures Option market’. On April 18, 2007 the Company opened account number 396-44607 with Infinity Brokerage Services; and engaged the services of MSI Trading; to assist in trading Option contracts in the S & P 500 Futures market. On May 31, 2007, the account at Infinity was transferred to Brewer Futures Group, LLC.

The Company utilizes a ‘short strangle’ trading strategy; and, relies on the experienced investment advisors at MSI Trading to make all trading decisions and the brokers at Brewer Investment Group to execute orders and monitor margins on the account. These personal have a combined total of over 60 years of trading experience. Brewer is paid the industry standard commissions and fees; and MSI Trading is paid five (5%) percent of the net monthly income.

On April 18th, 2007 the Company opened account number 396-44607 with Infinity; and on May 31st, 2007, in order to receive better executions and commissions on trades, the Company transferred its account from Infinity to Brewer Futures Group, account number D13 89 N8535. All of the Company’s trading in the futures market is presently being conducted thru its account at Brewer with funds being held at Peregrine Financial Group, the holding Futures Commission Merchant (FCM), where the company is able to rely on the experience and expertise of several trading specialists as well as on the experience and expertise of the Investment Advisors at MSI Trading. The Brokers at Brewer and PFG (FCM) are all registered with the NFA and CFTC regulatory bodies of the Futures industry.

By utilizing the strategy of trading ‘Short Strangle Options’ the company is able to take advantage of trading the RANGE, rather than the DIRECTON of the market. Profits are earned (or lost) by receiving the time decay from the premium (credit) received from selling Option Contracts that have 30 to 60 day expiration. Option positions are generally closed out and new ones reset after the third Friday of each month. Thus, there are approximately 12 trading periods each year; and, the monthly liquidity allows traders to properly analyze and evaluate the recent trading range of the market before positioning new trades for the succeeding month. From a cash management perspective this also provides excellent liquidity.

The Company’s goal is to take advantage of the markets trading RANGE rather than its DIRECTION. We sell Out-of-the-Money Call and Put Option contracts on the S&P 500 Futures (the underlying) market and receive a credit on each trade. We then take advantage of the time decay of these Out-Of-The-Money options as the market stays between our two selected Strike Price levels. This strategy is called a Short Strangle. Profits (and or losses) are earned from the credit (premium) received and the time decay of the option contracts. Positions are generally closed out and new positions entered after the third Friday of each month, thus there are approximately 12 trading periods each year. The 30 day liquidity period allows us to properly analyze and evaluate the recent trading range of the market; and, to keep pace with the ever changing value of the S&P 500 Futures price. The re-positioning of trades for each succeeding month is a critical component in controlling risk. From a cash management perspective this concept provides excellent liquidity. Call Option Strike Prices are usually sold 100 points ABOVE the value of the underlying while Put Option Strike Prices are usually sold 125 - 200 points BELOW the underlying.

There are no limitations on the percentage of Company assets which the Company may invest in any one investment, or type of investment. Any Company policy regarding such investments may be changed without a vote of the Company’s shareholders. It is the Company’s policy to make investments primarily for income, though assets also may be acquired for possible capital gain.

RESULTS OF OPERATIONS

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

During the three months ended June 30, 2007, the Company earned revenues totaling $-0-, compared to revenues of $94,331 during the same period in 2006. This decrease is attributed to the Company’s moving away from the real estate industry and focusing primarily on its investment operations.

Operating expenses for the three months ended June 30, 2007 totaled $8,366, a 94% decrease from the comparable period of 2006. This decrease resulted primarily from a sharp decrease in general and administrative and overhead expenses in the current period.

The Company incurred a net loss of $178,173 during the three month period ended June 30, 2007, compared to a loss of $55,934 in the comparable period of 2006. This increased net loss resulted primarily from the Company’s lack of real estate revenues, partially offset by a significant decrease in general and administrative and overhead expenses. Basic net loss per share was $(0.00) for the three month period ended June 30, 2007, representing no material change from the comparable period of 2006.

As of September 30, 2007, the Company had an accumulated deficit of $10,637,599 compared to $10,458,846 as of March 31, 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company had working capital of $2,909,777 compared to working capital of $3,088,530 at March 31, 2007. The change in working capital resulted primarily from the Company’s payments on notes receivable.

During the three months ended June 30, 2007 the Company experienced negative cash flow of $4,092 from operating activities, and had negative cash flows from investing activities of $1,725,000, and negative cash flows from investing activities of $108,409. The Company’s cash requirements are currently so small that the Company can keep nearly all of its liquid assets invested in the market at all times. When the Company’s cash needs become significant, the Company will simply liquidate a portion of its working investments. Management does not anticipate the necessity of any external financing within the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company management, including the principal executive and principal financial officer (whom the Company refers to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Company management evaluated, with the participation of the Certifying Officer, the effectiveness of the Company disclosure controls and procedures as of September 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Certifying Officer concluded that, as of September 30, 2007, the Company disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

American Resources and Development Company, a Utah corporation

Dated: December 27, 2007	/s/ Tom Stamos
By: Tom Stamos Its: President