Form 10QSB
period 2007-09-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2008-01-23
CIK 812555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2007; or

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

As of December 27, 2007, there were 467,039,666 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format  Yes ☐  No ☒

AMERICAN RESOURCES and DEVELOPMENT COMPANY AND SUBSIDIARIES
Report on Form 10-QSB

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$40,102	$1,865,852
Investments	2,564,976	-
Notes receivable	-	1,025,591
Notes receivable - related parties	959,752	200,000

Total Current Assets	3,564,830	3,091,443

TOTAL ASSETS	$3,564,830	$3,091,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,672	$2,913
Notes payable	-	-

Total Current Liabilities	10,672	2,913

LONG-TERM LIABILITIES

Notes payable	1,587,574	1,526,514

Total Long Term Liabilities	1,587,574	1,526,514

TOTAL LIABILITIES	1,598,246	1,529,427

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.01 par value; 500,000,000
shares authorized; 467,039,666 shares
issued and outstanding	467,040	467,040
Additional paid-in capital	11,553,822	11,553,822
Accumulated deficit	(10,054,278)	(10,458,846)

Total Stockholders' Equity (Deficit)	1,966,584	1,562,016

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$3,564,830	$3,091,443

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$733,739	$22,441	$590,066	$76,304

COST OF SALES	-	-	-	-

GROSS PROFIT	733,739	22,441	590,066	76,304

EXPENSES

General and administrative	144,854	59,880	153,220	157,636

Total Expenses	144,854	59,880	153,220	157,636

OPERATING LOSS	588,885	(37,439)	436,846	(81,332)

OTHER INCOME (EXPENSES)

Interest expense	(61,060)	(20,867)	(87,774)	(44,456)
Loss on disposal of fixed assets		(27,563)		(27,563)
Interest income	55,496	36,044	55,496	74,751
.			.
Total Other Income (Expense)	(5,564)	(12,386)	(32,278)	2,732

NET INCOME (LOSS)	$583,321	$(49,825)	$404,568	$(78,600)

BASIC LOSS PER SHARE	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	466,770,406	466,770,406	466,770,406	466,770,406

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$404,568	$(78,600)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	-	1,894
Loss on disposal of fixed assets	-	28,533
Gain on investments	(839,976)
Changes in operating assets and liabilities
Increase in accounts receivable	-	(20,407)
Increase in other assets	-	16,482
Increase in notes payable	61,060	-
Increase (decrease) in accounts payable
and accrued expenses	7,759	(55,178)

Net Cash Used by Operating Activities	(366,589)	(107,276)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	(1,725,000)	-
Increase in fixed assets	-	(8,658)
Decrease in land	-	265,239

Net Cash Provided by Investing Activities	(1,725,000)	256,581

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes receivable	1,025,591	238,870
Increase in short-term debt	-	30,221
Increase in long-term debt - related party	-	12,500
Change in notes receivable - related parties	(759,752)	104,582

Net Cash Provided by
Financing Activities	265,839	386,173

NET DECREASE IN CASH	(1,825,750)	535,478

CASH AT BEGINNING OF PERIOD	1,865,852	607,869

CASH AT END OF PERIOD	$40,102	$1,143,347

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

For the Six Months Ended
September 30,
	2007	2006

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND
INVESTING ACTIVITIES

Acquisition of notes receivable and assumption
of long-term debt payable to related parties	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2007 Annual Report on Form 10-KSB of the Company. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

The Company was formed on March 21, 1983 and until 2007 was in the business of providing debt financing to other entities involved in the development of residential real estate through its SFMC subsidiary. The Company obtained the capital for the financing of real estate development from outside sources as well as certain majority shareholders. Since March 2007 the Company has changed its primary strategic focus to that of making temporary investments in the S & P Futures Options market.  The Company acquired 100% of the members’ interest in SFMC through the issuance of 12,500,000 shares of its restricted common stock, and was accounted for under FASB Statement # 141, “Business Combinations.”

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

NOTE 3 - COMMON STOCK

During fiscal 2005 the Company issued 12,500,000 shares of its restricted common stock in exchange for the purchase of 100% of the members’ units and net assets of SFMC. The value of the exchange ($8,923) was deemed by management to be equal to the net book value of the assets and liabilities of SFMC since the only assets acquired were cash and notes receivable with values substantially equal to their face values, and the only liabilities were notes payable and accrued interest bearing terms deemed equal to traditional terms used in arms-length transactions. As of September 30, 2007, the Company had 466,770,406 shares of common stock issued and outstanding.

NOTE 4 - NOTES PAYABLE

At September 30, 2007 the Company had a note payable in the amount of $1,526,514 due to an unrelated third party entity. This note accrues interest in the amount of 7.50% per annum, and is due on demand.

NOTE 5 - SIGNIFICANT EVENTS

During the period ended September 30, 2007, the Company invested a note receivable in the amount of $500,000 with Cheney Financial, an independent third party, at a rate of 8.25% per annum. On January 11, 2007, the Company rolled-over this note, with a new principal balance of $508,258. The new note was due on July 15, 2007, and continued to accrue interest at 8.25 % per annum. On February 7, 2007, a second note was invested with Cheney in the amount of $502,313. This note was due on September 15, 2007, and also accrued interest at 8.25% per annum. As of September 30, 2007, both of these notes had been collected in full.

During the period ended September 30, 2007 the Company invested in two notes receivable to related parties. These notes accrue interest at a rate of 8.0% per annum, and are due on demand. The notes have no specific payment terms. At September 30, 2007, the aggregate outstanding balance on the notes was $959,752.

In April 2007, the Company opened account number 396-44607 with Infinity Brokerage Services, 111 W Jackson Blvd., Suite 2010, Chicago, IL 60604; and engaged the services of MSI Trading, 836 Wingate Pl, Rockton IL 61072; to assist in trading Option contracts in the S & P 500 Futures Options market. On May 31, 2007, in order to receive better executions and commissions on trades the account at Infinity was transferred to Brewer Futures Group, LLC, 200 S. Michigan Avenue, 21stFloor, Chicago, IL 60604.

During the six months ended September 30, 2007, the Company recorded a investment income of $590,066 from its $1,725,000 investment.

In April 2007, the Company invested $1,725,000 with Brewer Futures Group, in order to take advantage of a “short strangle” investment strategy, whereby the investor utilizes option contracts in order to make investment decisions based on the trading range of the S&P 500. During the six months ended September 30, 2007, the Company recorded investment income of $590,066 pursuant to this investment strategy.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

During the three months ended September 30, 2007, the Company earned revenues totaling $733,739, compared to revenues of $22,441 during the same period in 2006. This increase is attributed to the Company’s moving away from the real estate industry and focusing primarily on its investment operations.

Operating expenses for the three months ended September 30, 2007 totaled $144,854, a 141% increase from the comparable period of 2006. This increase resulted primarily from a sharp increase in general and administrative in the current period, particularly relating to auditing and accounting fees.

The Company earned net income of $583,321 during the three month period ended September 30, 2007, compared to a loss of $49,825 in the comparable period of 2006. This increased net income resulted primarily from the Company’s investment income, partially offset by its lack of real estate revenues during the period. Basic net income per share was $0.00 for the three month period ended September 30, 2007, representing no material change from the comparable period of 2006.

For the six months ended September 30, 2007 compared to the six months ended September 30, 2006.

During the six months ended September 30, 2007, the Company earned revenues totaling $590,066, compared to revenues of $76,304 during the same period in 2006. This increase is attributed to the Company’s moving away from the real estate industry and focusing primarily on its investment operations.

Operating expenses for the six months ended September 30, 2007 totaled $153,220, a 3% decrease from the comparable period of 2006. This decrease resulted primarily from a significant decrease in general payroll and overhead expenses, partially offset by a significant sharp increase in auditing and accounting fees.

The Company earned net income of $404,568 during the six month period ended September 30, 2007, compared to a loss of $78,600 in the comparable period of 2006. This increased net income resulted primarily from the Company’s investment income, partially offset by its lack of real estate revenues during the period. Basic net income per share was $0.00 for the six month period ended September 30, 2007, representing no material change from the comparable period of 2006.

As of September 30, 2007, the Company had an accumulated deficit of $10,637,599 compared to $10,054,278 as of March 31, 2007.

Liquidity and Capital Resources

As of September 30, 2007, the Company had working capital of $3,554,158 compared to working capital of $3,088,530 at March 31, 2007. The change in working capital resulted primarily from the Company’s investment income.

During the six months ended September 30, 2007 the Company experienced negative cash flow of $366,589 from operating activities, and had negative cash flows from investing activities of $1,725,000, and positive cash flows from investing activities of $265,839. The Company’s cash requirements are currently so small that the Company can keep nearly all of its liquid assets invested in the market at all times. When the Company’s cash needs become significant, the Company will simply liquidate a portion of its working investments. Management does not anticipate the necessity of any external financing within the next 12 months.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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