Form 10QSB
period 2007-12-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2008-02-14
CIK 812555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: December 31, 2007; or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________ to __________

Commission File Number: 0-52561

American Resources and Development Company
(Exact name of Registrant as specified in its charter)

UTAH	87-0401400
(State or other Jurisdiction of of Incorporation or Organization)	(IRS Employer Identification No.)

5891 Sagewood, Murray, UT	84107
(Address of principal executive offices)	(Zip Code)

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

As of February 12, 2007, there were 467,039,666 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format                                           Yes ☐  No ☒

AMERICAN RESOURCES and DEVELOPMENT COMPANY AND SUBSIDIARIES
Report on Form 10-QSB

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
	2007	2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$89,165	$1,865,852
Investments	3,531,924	-
Notes receivable	-	1,025,591
Notes receivable - related parties	983,122	200,000

Total Current Assets	4,604,211	3,091,443

TOTAL ASSETS	$4,604,211	$3,091,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$102,262	$2,913

Total Current Liabilities	102,262	2,913

LONG-TERM LIABILITIES

Notes payable	1,526,514	1,526,514

Total Long Term Liabilities	1,526,514	1,526,514

TOTAL LIABILITIES	1,628,776	1,529,427

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.01 par value; 500,000,000 shares authorized; 467,039,666 shares issued and outstanding	467,040	467,040
Additional paid-in capital	11,553,822	11,553,822
Accumulated deficit	(9,045,427)	(10,458,846)

Total Stockholders' Equity (Deficit)	2,975,435	1,562,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,604,211	$3,091,443

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

REVENUES

Real estate income	$-	$166,414	$-	$374,485
Investment income	1,506,753	-	1,650,426	-

Total Revenues	1,506,753	166,414	1,650,426	374,485

COST OF SALES	-	-	-	-

GROSS PROFIT	1,506,753	166,414	1,650,426	374,485

OPERATING EXPENSES

General and administrative	145,562	23,801	220,290	145,804

Total Operating Expenses	145,562	23,801	220,290	145,804

OPERATING INCOME (LOSS)	1,361,191	142,613	1,430,136	228,681

OTHER INCOME (EXPENSES)

Interest expense	(91,590)	(11,114)	(118,304)	(33,342)
Interest income	101,231	37,376	101,587	37,376
Loss on disposal of fixed assets	-	(27,563)	-	(27,563)

Total Other Income (Expense)	9,641	(1,301)	(16,717)	(23,529)

NET INCOME (LOSS)	$1,370,832	$141,312	$1,413,419	$205,152

BASIC INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	466,770,406	466,770,406	466,770,406	466,770,406

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$1,413,419	$205,152
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	-	6,130
Loss on disposal of fixed assets	-	27,563
Change in investments	(1,806,924)	-
Changes in operating assets and liabilities
Increase in accounts receivable	-	29,935
Increase in notes receivable	-	-
Increase in notes receivable - related party	-	-
Increase in other assets	-	16,482
Increase (decrease) in accounts payable and accrued expenses	99,349	60,057

Net Cash Used by Operating Activities	(294,156)	345,319

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	(1,725,000)	-
Decrease in land	-	-
Increase in fixed assets	-	-

Net Cash Provided by Investing Activities	(1,725,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in notes receivable	1,025,591	-
Change in notes receivable - related party	(783,122)	-
Proceeds from short-term debt	-	(12,500)
Proceeds from long-term debt - related party	-	-

Net Cash Provided by Financing Activities	242,469	(12,500)

NET DECREASE IN CASH	(1,776,687)	332,819

CASH AT BEGINNING OF PERIOD	1,865,852	607,869

CASH AT END OF PERIOD	$89,165	$940,688

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended
December 31,
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

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2007 Annual Report on Form 10-KSB of the Company. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The accompanying consolidated financial statements include those of American Resources and Development Company (the Company) and its wholly-owned subsidiary, Springfield Finance and Mortgage Company, LLC (SFMC). In addition, the consolidated financial statements include those of Springfield Investment, Inc. (SFIC) and Springfield Construction, LLC (SFCC). Both SFIC and SFCC, although not majority owned by the Company, have been determined to be “Variable Interest Entities” pursuant to FIN 46 and have therefore been consolidated in these financial statements. All inter-company items and transactions have been eliminated in consolidation.

The Company was formed on March 21, 1983 and until 2007 was in the business of providing debt financing to other entities involved in the development of residential real estate through its SFMC subsidiary. The Company obtained the capital for the financing of real estate development from outside sources as well as certain majority shareholders. Since March 2007 the Company has changed its primary strategic focus to that of making temporary investments in stock options through a “short strangle” strategy. The Company acquired 100% of the members’ interest in SFMC through the issuance of 12,500,000 shares of its restricted common stock, and was accounted for under FASB Statement # 141, “Business Combinations.”

b. Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected an March 31 year-end.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Recognition of Revenues

Revenues (interest and fee income, and profit sharing) are recorded using agreed-upon market interest rates and accrued on a per-diem basis from the date of disbursement, regardless of when the interest is paid. Origination fees are included in interest income and accreted over the life of the related receivable. Profit sharing revenues are recorded on the date payment is received. Revenues are also recorded on investments, based on the change in the market value of the investments over the reporting period.

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

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Basic Income (Loss) per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. As of December 31, 2007, there were no common stock equivalents outstanding. Therefore, the basic and fully diluted income (loss) per share is the same for the periods presented herein.

NOTE 3 - COMMON STOCK

During fiscal 2005 the Company issued 12,500,000 shares of its restricted common stock in exchange for the purchase of 100% of the members’ units and net assets of SFMC. The value of the exchange ($8,923) was deemed by management to be equal to the net book value of the assets and liabilities of SFMC since the only assets acquired were cash and notes receivable with values substantially equal to their face values, and the only liabilities were notes payable and accrued interest bearing terms deemed equal to traditional terms used in arms-length transactions. As of December 31, 2007, the Company had 466,770,406 shares of common stock issued and outstanding.

NOTE 4 -  NOTES PAYABLE

At December 31, 2007 the Company had a note payable in the amount of $1,514,014 due to an unrelated third party entity. This note accrues interest in the amount of 7.50% per annum, and is due on demand. At December 31, 2007, total accrued interest on this note totaled $91,590.

NOTE 5 – SIGNIFICANT EVENTS

During the period ended December 31, 2007, the Company invested a note receivable in the amount of $500,000 with Cheney Financial, an independent third party, at a rate of 8.25% per annum. On January 11, 2007, the Company rolled-over this note, with a new principal balance of $508,258. The new note was due on July 15, 2007, and continued to accrue interest at 8.25 % per annum. On February 7, 2007, a second note was invested with Cheney in the amount of $502,313. These notes, including accrued interest, were received in full during the period ended December 31, 2007.

In April 2007, the Company invested $1,725,000 with Brewer Futures Group, in order to take advantage of a proprietary “short strangle” investment strategy, whereby the investor utilizes option contracts in order to make investment decisions based on the trading range of the S&P 500. During the nine months ended December 31, 2007, the Company recorded investment earnings in the amount of $1,577,797 pursuant to this investment strategy.

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

By March 31, 2007, the real estate market in which had previously constituted the Company’s primary business focus, had slowed considerably. Hence, the Company elected to terminate its business of providing financing for real estate development; and became focused on investing in the ‘Futures Options market’.

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

During the three months ended December 31, 2007, the Company earned revenues totaling $1,506,753, compared to revenues of $166,414 during the same period in 2006. This increase is attributed to the Company’s moving away from the real estate industry and focusing primarily on its investment operations.

Operating expenses for the three months ended December 31, 2007 totaled $145,562, a 503% increase from the comparable period of 2006. This increase resulted primarily from a sharp increase in general and administrative in the current period, particularly relating to auditing and accounting fees.

The Company earned net income of $1,370,832 during the three month period ended December 31, 2007, compared to income of $141,312 in the comparable period of 2006. This increased net income resulted primarily from the Company’s investment income, partially offset by its lack of real estate revenues during the period. Basic net income per share was $0.00 for the three month period ended December 31, 2007, representing no material change from the comparable period of 2006.

For the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.

During the nine months ended December 31, 2007, the Company earned revenues totaling $1,650,426, compared to revenues of $374,485 during the same period in 2006. This increase is attributed to the Company’s moving away from the real estate industry and focusing primarily on its investment operations.

Operating expenses for the nine months ended December 31, 2007 totaled $220,290, a 51% increase from the comparable period of 2006. This increase resulted primarily from a significant increase in consulting, auditing and accounting fees, partially offset by a decrease in payroll and overhead expenses.

The Company earned net income of $1,413,419 during the nine month period ended December 31, 2007, compared to income of $205,152 in the comparable period of 2006. This increased net income resulted primarily from the Company’s investment income, partially offset by its lack of real estate revenues during the period. Basic net income per share was $0.00 for the nine month period ended December 31, 2007, representing no material change from the comparable period of 2006.

As of December 31, 2007, the Company had an accumulated deficit of $9,045,427 compared to $10,054,278 as of March 31, 2007.

Liquidity and Capital Resources

As of December 31, 2007, the Company had working capital of $4,501,949 compared to working capital of $3,088,530 at March 31, 2007. The change in working capital resulted primarily from the Company’s investment income.

During the nine months ended December 31, 2007 the Company experienced negative cash flow of $294,156 from operating activities, and had negative cash flows from investing activities of $1,725,000, and positive cash flows from investing activities of $242,469. The Company’s cash requirements are currently so small that the Company can keep nearly all of its liquid assets invested in the market at all times. When the Company’s cash needs become significant, the Company will simply liquidate a portion of its working investments. Management does not anticipate the necessity of any external financing within the next 12 months.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company management, including the principal executive and principal financial officer (whom the Company refers to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Company management evaluated, with the participation of the Certifying Officer, the effectiveness of the Company disclosure controls and procedures as of December 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Certifying Officer concluded that, as of December 31, 2007, the Company disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
a Utah corporation

Dated: February 12, 2008	/s/ Tom Stamos
By: Tom Stamos
Its: President