Form 10-K
period 2008-03-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2008-07-09
CIK 812555

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended March 31, 2008
COMMISSION FILE NO. 000-18865
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______to______

American Resources & Development Company
(Name of small business issuer on its charter)

Utah	87-0401400
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5891 Sagewood
Murray, Utah 84107

(801) 230 1030
(Address and telephone number
of principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ☐

Check if disclosure of delinquent filers pursuant to Item 405, of Regulation S-B is not contained in this form , and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant's revenue for its most recent fiscal year: $1,803,812

On March 31, 2008 the aggregate market value of the voting stock of American Resources & Development Company held by non-affiliates of the registrant was $466,474. There is currently a limited public market for the registrant’s common stock.

As of March 31, 2008 there were 466,770,406 outstanding shares of common stock, par value $0.001.

Transitional Small Business Format: Yes ☐ No ☐

Documents incorporated by reference: None.

Cautionary Notice Regarding Forward Looking Statements

“American Resources & Development Company,” “the Company,” “we,” “us” or “our” refers to American Resources & Development Company, a Utah corporation, and its subsidiaries, except where otherwise indicated or required by context. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Risk Factors” as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise

ITEM 1. DESCRIPTION OF BUSINESS

(a) Company History and Development

American Resources & Development Company ("ARDCO" or "the Company"), formerly known as Leasing Technology, Incorporated, was incorporated in Utah on March 21, 1983. On February 20, 1997 it name was changed to American Resources and Development Company. When used throughout this document, unless the context suggests otherwise, the "Company" refers to ARDCO and/or its subsidiaries.

Leasing Technology Incorporated

As Leasing Technology Incorporated ("LTI”), the Company was engaged in the venture capital business offering consulting expertise to selected business opportunities and was engaged in developing certain residential and recreational real estate projects. In 1990, the Company acquired the Palm Lakes real estate development near St. George, Utah. In 1991, the name of the development was changed to the Red Hawk(R) Country Club and in 1994, the name was again changed to Red Hawk(R) International Golf & Country Club ("Red Hawk(R)"). Also in 1991, the Company purchased two residential developments in St. George consisting of condominiums, cottages, and single family dwelling lots known as Cotton Manor and Cotton Acres respectively.

In December 1992, the Company assigned all of its real estate holdings in Red Hawk(R), Cotton Manor and Cotton Acres to Golf Ventures, Inc. “GVI”, a publicly held Utah Corporation, in exchange for 3,273,728 shares of GVI common stock, which represented approximately 86% of GVIC's total outstanding shares. GVI further agreed to assume all obligations related to the acquired real estate.

Until December, 1997, GVI's assets consisted of the Red Hawk International Golf & Country Club (hereinafter "Red Hawk"), Cotton Manor, and Cotton Acres, real estate developments located near St. George, Utah. In November 1997, GVI merged with Golf Communities of America “GCA”. Golf Communities of America was the controlling company in this merger and subsequent to the merger the combined company’s name changed to Golf Communities of America (“GCA”). This merger resulted in a less than 20% ownership in GVA by the Company. In 1999 GCA filed Chapter 11 bankruptcy which was subsequently changed to Chapter 7. Since that time the Company’s investment in GCA has been valued at $-0-.

Amendment to Articles of Incorporation increasing capitalization to 500,000,000 shares:

On May 10, 2004 the company amended its articles of incorporation to increase its capitalization to 500,000,000 shares with a par value of $0.001 per share.

(b) Business of the Company:

On June 15th, 2004 the company acquired Springfield Finance & Mortgage, LLC (“SFM”) from Springfield Investments, Inc., a shareholder of the Company, in exchange for 12,500,000 shares of its common stock. SFM was in the business of providing financing for new home construction.

The Company, through SFM, has provided financing for real estate development and new home construction, in Washington County, Utah by making loans secured by first trust deeds. The Company has loaned money to contractors who are building new homes and to developers who require financing to develop raw acreage into sub-divisions. In addition to being secured by first trust deeds, all loans have required that borrowers have full insurance coverage on every project being financed. The Company ceased engaging in real estate financing activities during the year ended March 31, 2007.

(c) Investment Policies

By March 31, 2007, the real estate market in Washington County, Utah had slowed considerably so the Company terminated its business of providing financing for real estate development; and focused on investing in the ‘Futures Option market’. On April 18, 2007 the Company opened account number 396-44607 with Infinity Brokerage Services, 111 W Jackson Blvd., Suite 2010, Chicago, IL 60604; and engaged the services of Michael Douglas, MSI Trading, 735 Kari Ct., Byron, IL 61010; to assist in trading Option contracts in the S & P 500 Futures market. On May 31, 2007, the account at Infinity was transferred to Brewer Futures Group, LLC, 200 S. Michigan Avenue, 21st Floor, Chicago, IL 60604.

There are no limitations on the percentage of the Company’s assets which the Company may invest in any one investment, or type of investment. Any Company policy regarding such investments may be changed without a vote of the Company’s shareholders. It is the Company’s policy to make investments primarily for income, though assets also may be acquired for possible capital gain.

(d) Description of the Option Contracts the Company has invested in:

Our investment goal is to take advantage of trading the RANGE of the market rather than the DIRECTION of the market. Significantly Out-of-the-Money Call and Put Option contracts on the S&P 500 Futures (the underlying) market are sold with 30 to 40 days remaining prior to each monthly expiration. We take advantage of the time decay of these Out-Of-The-Money options as the market stays between the two selected Strike Price levels. This strategy is called The Short Strangle.  In Option language it is called a "Combination Write". The profit is earned through the time decay of the option contracts (Sell High then Buy Back Low). These positions are closed out and reset after each monthly expiration, thus there are approximately 12 trades each year. The 30 day liquidity allows us to properly analyze the recent trading range to keep pace with the ever changing value of the S&P 500 Futures price. The re-positioning of the range for the next month is a critical component in controlling risk. From a cash management perspective this concept provides excellent liquidity. Call Option Strike Prices are usually sold 100 pts. ABOVE the value of the underlying while Put Option Strike Prices are usually sold 125 pts. BELOW the underlying.

Our Executive Offices

The Company’s principal offices are located at 5891 Sagewood, Murray, Utah 84107, which is the residence of Thomas Stamos, the company’s president. The Company’s president allows the Company to use space at that location for no charge. The space and use of the facilities located at that address are donated to the Company by its president.

Business Strategy

The Company believes that one of the easiest way to be consistently successful in the financial markets is to trade the S & P 500 Futures Options – ‘Short Strangle Strategy’. Rather than buying a stock and hoping it goes up or picking the range that the stock will most likely trade in during a short period of time, the Company believes that to reduce stress and anxiety and insure the highest probability of success is to trade the range.

The Short Strangle Strategy allows the opportunity to trade the RANGE of the S&P 500 market rather than the DIRECTION using Options contracts. If the market stays between the range of the market price selected, the desired profit is earned.  The Company wants to sell high Strike Price Call Options while at the same time selling low Strike Price Put Options. The time decay of the sold Option contracts value during the length of time the trade is open is where the profit comes from. We use S&P 500 Futures Options because there is more volume and liquidity in the S&P 500 Futures Option market and because this is the market the Institutions (Mutual Funds and Brokerage firms) use for hedging their stock portfolios.

To maintain liquidity for cash management requirements, the positions are reset EVERY 30 days after the Monthly Expirations of the Option positions. This also allows us to analyze the S&P 500 Futures trading range from the previous 30 days to assist us in setting the anticipated trading range for the next 30 days. We always keep pace with the market. Remember, the market is ALWAYS right. It is the investor’s opinion of the market that will be wrong.

We sell S&P 500 Futures Options, out-of-the-money, (75 to 100 pts. from the underlying) using 30 day or 60 day Call and Put options in combination, known as a “Combo” as a naked (uncovered) position. The Call Leg and the Put Leg have to be monitored daily due to the risk exposure. However, the risk can be minimized by rolling up or down using the same expiration date should the trade get in trouble (2 pt. Stop Loss to roll the position). At times, rolling up or down can actually yield a greater profit. Many Wall Street Institutions do this with their own money. The goal is to earn 4 pts. per month. Each point is worth $250. Each "combination" of a Call and a Put being sold costs approximately $9,500 in margin for the retail customer at most brokerage firms.

This is a high maintenance strategy where the risk has to be monitored intraday. To offset any overnight catastrophe, a Long Put position may be established each day 125 pts. O-T-M. It is then sold the following morning at a breakeven goal. Due to the nature of S&P 500 Futures Options, where they are pit traded, it is somewhat easy to get "your price".

There are two types of S&P 500 Options. The first being the S&P 500 Index (symbol SPX) otherwise known as the "cash market." Its Options trade at a value $100 per point. Its value is always below that of the S&P 500 Futures value until they reach the quarterly expiration date on the 3rd Friday (AM) in March, June, September and December. At expiration, they will have the same value. The second type is the S&P 500 Futures (quarterly symbols of SP_H, M, U, Z). Its Options trade at a value of $250 per point.

Our Strengths

We believe our competitive strengths will include: Utilizing the MSI Market Trading systems developed by Michael S. Douglas who will personally be advising us and recommending all trades. We have given Mr. Douglas Power of Attorney to trade our accounts; and, we pay him a five (5%) percent fee on each month’s net profits. Mr. Douglas has over 20 years in the financial investment field. He has built a strong foundation which we believe can truly assist the company. Mike has extensive experience in the financial markets, specializing in financial derivatives, as well as financial planning. These are all skills that he applies to educating and consulting his clients. MSI, will provide the company with unparalleled investment opportunities. Mike brings his philosophy that personal service is a top priority. He believes in working very closely with clients to ensure they get the best returns to meet their short term and long term financial objectives. Mike has educated hundreds of satisfied clients over the years. His direct line is 815-520-7119.

RISK FACTORS

The following factors affect our business and the industry in which it operates. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that we currently consider immaterial may also have an adverse effect our business. If any of the maters discussed in the following risk factors were to occur; our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected.

Risks Relating to our Business

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

The company attempts to minimize its investment risks by:

1.
Daily monitoring of the S & P 500 market as well as all other related markets that may have an impact on all trades. This is done by both Company employees as well as Michael Douglas, our trading advisor whose experience and expertise we rely on. In the event any trade may be in trouble of loosing we always either roll up or roll down the open positions accordingly.

2.	Maintaining ‘Margin amounts’ in excess of those require by either the Brokerage Firm or the Chicago Board of Trade
3.	Purchasing offsetting ‘Puts’ and ‘Calls’ whenever deemed necessary.

Risks Related to Our Common Stock

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

Our officers and directors control approximately 12.7% of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s principal offices are located at 5891 Sagewood, Murray, Utah 84107, which is the residence of Thomas Stamos, the company’s president. The Company’s president allows the Company to use space at that location for no charge. The space and use of the facilities located at that address are donated to the Company by its president.

ITEM 3: LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No meetings were held in during the fiscal years ended March 31, 2008 and 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of our Common Stock and dividend policy

As of March 31, 2008 there were 467,039,666 shares of our common stock outstanding, held by approximately 1.339 shareholders of record, including shares held in street name. Our common stock is quoted on the Pink Sheets ‘Grey Market’ under the symbol “ADCO.” The following table sets forth, for the periods indicated, the high and low bids for our common stock; the bids reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The last reported bid for our common stock through March 31, 2008 was $0.001 per share.

Fiscal Year Ended March 31, 2006
First Quarter	$0.001	$0.001
Second Quarter	0.001	0.001
Third Quarter	0.001	0.001
Fourth Quarter	0.001	0.001

Fiscal Year Ended March 31, 2007
First Quarter	$0.001	$0.001
Second Quarter	0.001	0.001
Third Quarter	0.001	0.001
Fourth Quarter	0.001	0.001

Fiscal Year Ended March 31, 2008
First Quarter	$0.001	$0.001
Second Quarter	0.001	0.001
Third Quarter	0.001	0.001
Fourth Quarter	0.001	0.001

The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock prices of other small companies, the market price of our common stock may in the future be, subject to significant volatility.

1.	Market Information

The Company’s common stock is currently traded on the “Pink Sheets”, and previously has been traded on the Bulletin Board. It is the Company’s understanding that the Company must be current on its filings with the Commission prior to reapplying for an OTCBB trading symbol.

There has been no active market for the Company's stock in the last two years; although it continues to be reported on the Pink Sheets. Accordingly, the Company has no range of high and low bid prices for the Company's common stock to report.

2.	Holders

There were approximately 1,339 shareholders of record of the Company's common stock as of March 31, 2008. Of the 467,039,666 shares issued and outstanding as of March 31, 2008, 466,994,441 shares are considered ‘investment stock’ and 45,225 shares are considered ‘control stock’. They are all restricted. They have all been held for more than one (1) year and would be available for sale under Rule 144.

3.	Dividends

The Company has never paid cash dividends on its stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion are likely to limit the Company's ability to pay dividends in the future.

4.	Options and Warrants

There are no outstanding options or warrants to purchase additional shares of the Company’s common stock.

5.	"Penny Stock"

The Company’s common stock is a "penny stock" as defined by the rules and regulations promulgated by the Securities and Exchange Commission. Pursuant to Section 3(a)(51)(A) of the Exchange Act of 1934, as amended, any equity security is considered to be a "penny stock" unless that security is:

•	Registered and traded on a national securities exchange meeting specified SEC criteria;

•	authorized for quotation on NASDAQ;

issued by a registered investment company;

•	excluded, on the basis of price of the issuer's net tangible assets, from the definition of the term by SEC rule; or

•	exempted from the definition by the SEC.

Currently, the Company's common stock does not fall within any of these non-penny stock categories.

The Commission's rules and regulations impose disclosure, reporting and other requirements on brokers-dealers in penny stock transactions. In summary, these requirements are as follows:

Brokers and dealers, prior to effecting any penny stock transactions, must provide customers with a document that discloses the risks of investing in the penny stock market. Section 15(g)(2) requires such risk disclosure documents to:

•	contain a description of the nature and level of risk involved in the penny stock market;

•	fully describe the duties of the broker-dealer to the customer, and the rights and remedies available;

•	explain the nature of "bid" and "ask" prices in the penny stock market;

•	supply a toll-free telephone number to provide information on disciplinary histories;

•	describe all significant terms used in the risk disclosure document.

Also, prior to the transaction, the broker-dealer must obtain from the customer a manually signed and dated written acknowledgment of receipt of the disclosure document. The broker-dealer is required to preserve a copy of the acknowledgment as part of its records.

Brokers and dealers must disclose the bid and ask prices for penny stocks, the number of shares to which the prices apply, and the amount and description of any compensation received by the broker or dealer. Also, brokers and dealers are to provide each customer whose account contains penny stocks with a monthly statement indicating the market value of those stocks.

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

Plan of Operation

The Company is no longer engaged in the construction finance industry which generated revenues during the years prior to March 31, 2007. Accordingly, the Company’s plan of operation for its current year is to take advantage of trading the RANGE of the S & P 500 Futures Market

The Company intends, through its wholly owned subsidiary, Springfield Finance and Mortgage Company, LLC (“SFMC”), to take advantage of intraday price momentum changes by executing trades from both the Long (buy) side and the Short (sell) side. To accomplish this, we have engaged the services of Michal Douglas, to whom we pay a fee equal to five (5%) percent of each months net profits. Douglas uses a technical market indicator known as the DMI (Directional Momentum Indicator) developed by Welles Wilder in 1976 which tells us when to “buy” the market or “sell” the market as an opening position. We further filter this indicator with the TICK Indicator before we execute any trade. The TICK gives an immediate check of the "pulse" of the market. The market we trade in is the S&P 500 E-Mini Futures which is tradable 23.5 hours each day and has the best price liquidity for trade efficiency. The S&P 500 E-Mini trades on average over 2 million contracts per day.

The Company will continue to finance its operations, from profits heretofore realized from its real estate financing; profits expected from its trading operations; and, loans from one third party. This third party is a shareholder of the Company.

While the company has found that loans from one third party are currently available, it is possible that such third party loans may not be available in the future. In that event, the Company’s ability to make large investments in the Futures markets could be substantially impaired. Investors and shareholders should be aware of the significant risks the company undertakes in funding its operations by receiving and relying on third-party loans for investment; and, also that Futures and options trading involves substantial risk and may not be suitable for every investor and / or shareholder. The valuation of futures, and options may fluctuate, and, as a result, the Company may lose more than its original investment..

The Company’s actual operating costs for the next year should be minimal. The Company intends to use 2 part-time employees as part of its operations. Management anticipates that operating costs for the first twelve (12) months will total approximately $18,000.00. Such costs shall be paid for from profits it receives from its investments in the Futures option market.

Results of Operations

For the Period from March 31, 2007 through March 31, 2008.

Revenues from continuing operations for the years ended March 31, 2008 and 2007 were $1,803,812 and $499,313, respectively. 100% of the revenues earned in the current year were the result of the Company’s investment short strangle strategy, wereas revenues from the prior year resulted primarily from real estate financing and development

Total operating expenses for the period ending March 31, 2008 were $259,305, compared to $202,505 in for the fiscal year ended March 31, 2007. This slight increase in operating expenses was largely the result of increased legal and professional fees. We reported net income of $1,823,743, or $0.00 per share, for the period ended March 31, 2008, an increase of $1,524,203 over the net income of $299,540, or $0.00 per share, reported for the year ended March 31, 2007. The increase in net income for the year ended March 31, 2008 was largely a result of management having a full year to devote the Company’s resources to the short strangle investment strategy, coupled by a relatively insignificant increase in overhead expenses.

Liquidity and Capital Resources

At March 31, 2008, we had cash on hand of $21,429, and short-term investments in the amount of $3,364,330. We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $600,000. Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses and/or we purchase additional equipment, we may have to rely on our directors, or on outside sources, to provide additional funds. However, we have no agreements with anyone to provide future funds to our Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. Presently we are attempting to raise funds through a private placement of our shares of common stock. We do not have any firm commitments from third parties to provide funding, and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

As reported by the Company’s auditors in Note 5 of our audited financial statements, the Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern.

At March 31, 2008, we had total assets of $3,385,759 and stockholders' equity of $3,385,759.

Net Operating Loss

We have accumulated approximately $9,500,000 of net operating loss carryforwards as of March 31, 2008, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2028. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended March 31, 2008 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Forward Looking and Cautionary Statements

This report, including the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operations" contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward- looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

You should be aware that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties following any successful acquisition or merger related to the future rate of growth of our business and acceptance of our products and/or services;
•	volatility of the stock market, particularly within the technology sector; and
•	general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the risk factors section and elsewhere in this report identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this report.

Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements - This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The implementation of this pronouncement had no material effect on the Company’s financial statements.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) - This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The implementation of this pronouncement had no material effect on the Company’s financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 - This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. The implementation of this pronouncement had no material effect on the Company’s financial statements.

SOP No. 07-01, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies - SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. The provisions of the SOP are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. As of December 1, 2007 the FASB has proposed an indefinite deferral of this SOP. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider - This consensus concludes that if the consideration given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be linked contractually to the benefit received by the service provider's customer, the service provider should account for the consideration in accordance with EITF Issue 01-9. The consensus is effective for the first annual reporting period beginning after June 15, 2007. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements - This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-8, Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66, “Accounting for Sales of Real Estate”, for Sales of Condominiums - This consensus concludes that an entity is required to evaluate the adequacy of a buyer’s initial and continuing investment for purposes of determining whether it is appropriate to recognize profit from a real estate sale involving a condominium unit or time-sharing interest under the percentage-of-completion method under Statement No. 66. The consensus is effective for the first annual reporting period beginning after March 15, 2007. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements - In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards - In this Issue, a consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. This Issue should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities - In this Issue, a consensus was reached that nonrefundable advance payments for future research and development activities should be deferred and capitalized. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is not permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides - This FSP provides conforming amendments to the illustrations in FASB Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FASB Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 - This FSP amends FASB Interpretation (FIN) No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with paragraph 10 of FIN 39. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies - This FSP addresses the application of FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, by an entity that accounts for its investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. The provisions of the FSP are effective when the entity adopts SOP 07-01. The implementation of this pronouncement had no effect on the Company’s financial statements.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings - SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this pronouncement had no effect on the Company’s financial statements.

ITEM 7. FINANCIAL STATEMENTS

AMERICAN RESOURCES AND DEVELOPMENT COMPANY
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

C O N T E N T S

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Resources and Development Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Resources and Development Company and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Resources And Development Company and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
July 2, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,
	2008	2007

ASSETS

CURRENT ASSETS

Cash	$21,429	$1,865,852
Notes receivable	-	1,025,591
Notes receivable - related parties	-	200,000
Investments	3,364,330	-

Total Current Assets	3,385,759	3,091,443

TOTAL ASSETS	$3,385,759	$3,091,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$-	$2,913

Total Current Liabilities	-	2,913

LONG-TERM LIABILITIES

Notes payable	-	1,526,514

Total Long Term Liabilities	-	1,526,514

TOTAL LIABILITIES	-	1,529,427

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.01 par value; 500,000,000 shares authorized; 467,039,666 shares issued and outstanding	467,040	467,040
Additional paid-in capital	11,553,822	11,553,822
Accumulated deficit	(8,635,103)	(10,458,846)

Total Stockholders' Equity (Deficit)	3,385,759	1,562,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,385,759	$3,091,443

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	March 31,
	2008	2007	2006

REVENUES	$1,803,812	$499,313	$237,673

COST OF SALES	-	-	-

GROSS PROFIT	1,803,812	499,313	237,673

EXPENSES

General and administrative	259,305	202,505	260,547

Total Expenses	259,305	202,505	260,547

OPERATING INCOME (LOSS)	1,544,507	296,808	(22,874)

OTHER INCOME (EXPENSES)

Interest expense	(145,018)	(44,456)	(254,426)
Interest income	117,689	74,751	-
Loss on disposal of fixed assets	-	(27,563)	-
Gain on forgiveness of debt	306,565	-	-
.
Total Other Income (Expense)	279,236	2,732	(254,426)

NET INCOME (LOSS)	$1,823,743	$299,540	$(277,300)

BASIC INCOME (LOSS)PER SHARE	$0.00	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	467,039,666	466,905,036	466,770,406

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, March 31, 2004	454,270,406	$454,271	$11,557,665	$(10,477,051)

Common shares issued in acquisition of Springfield Finance and Mortgage, LLC	12,500,000	12,500	(3,574)	-

Net loss for the year ended March 31, 2005	-	-	-	(4,035)

Balance, March 31, 2005	466,770,406	466,771	11,554,091	(10,481,086)

Net loss for the year ended March 31, 2006	-	-	-	(277,300)

Balance, March 31, 2006	466,770,406	466,771	11,554,091	(10,758,386)

Common shares issued into reserve	269,260	269	(269)	-

Net income for the year ended March 31, 2007	-	-	-	299,540

Balance, March 31, 2007	467,039,666	467,040	11,553,822	(10,458,846)

Net income for the year ended March 31, 2008	-	-	-	1,823,743

Balance, March 31, 2008	467,039,666	$467,040	$11,553,822	$(8,635,103)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	March 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$1,823,743	$299,540	$(277,300)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	-	1,894	2,302
Loss on disposal of fixed assets	-	13,513	-
Gain on forgiveness of debt	(297,673)	-	-
Change in investments	(2,239,655)	-	-
Changes in operating assets and liabilities
Increase in accounts receivable	-	(20,407)	44,316
Increase in notes receivable	-	238,350	-
Increase in notes receivable - related party	-	117,082	-
Increase in other assets	-	16,482	(21,229)
Increase (decrease) in accounts payable and accrued expenses	115,391	(55,178)	314,446

Net Cash Provided (Used) by Operating Activities	(598,194)	611,276	62,535

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	(1,725,000)	-	-
Decrease in land	-	585,239	61,018
Increase in fixed assets	-	(8,658)	-

Net Cash Provided (Used) by Investing Activities	(1,725,000)	576,581	61,018

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term debt	-	64,153	12,500
Net payments on notes receivable	1,025,591	(1,210,571)	-
Net proceeds from long-term debt - related party	(546,820)	1,216,544	(31,655)

Net Cash Provided (Used) by Financing Activites	478,771	70,126	(19,155)

NET DECREASE IN CASH	(1,844,423)	1,257,983	104,398

CASH AT BEGINNING OF PERIOD	1,865,852	607,869	503,471

CASH AT END OF PERIOD	$21,429	$1,865,852	$607,869

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND INVESTING ACTIVITIES

Acquisition of notes receivable and assumption of long-term debt payable to related parties	$-	$-	$-
Common stock for non-cash assets	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

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

c. Recognition of Revenues

Investment income is the Company’s primary earnings focus. Revenues from investments are derived from trading securities, and unrealized gains and losses are recorded as earnings whether or not the underlying securities are sold.

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
March 31, 2008 and 2007

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

i. Basic Income (Loss) per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. As of March 31, 2008, there were no common stock equivalents outstanding. Therefore, the basic and fully diluted income (loss) per share is the same for the periods presented herein.

NOTE 2 -	COMMON STOCK

During fiscal 2005 the Company issued 12,500,000 shares of its restricted common stock in exchange for the purchase of 100% of the members’ units and net assets of SFMC. The value of the exchange ($8,923) was deemed by management to be equal to the net book value of the assets and liabilities of SFMC since the only assets acquired were cash and notes receivable with values substantially equal to their face values, and the only liabilities were notes payable and accrued interest bearing terms deemed equal to traditional terms used in arms-length transactions. As of March 31, 2008, the Company had 467,039,666 shares of common stock issued and outstanding.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

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

Net deferred tax assets consist of the following components as of March 31, 2007 and 2006:

	March 31,	March 31,
	2008	2007
Deferred tax assets:
NOL Carryover	$1,280,970	$1,991,490

Deferred Tax Liabilities:	-	-

Valuation allowance	(1,280,970)	(1,991,490)

Net deferred tax asst	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended March 31, 2007 and 2006 due to the following:

	March 31,	March 31,
	2008	2007
Book income (loss)	$711,260	$(91,890)

Valuation allowance	(711,260)	91,890

	$-	$-

At March 31, 2008, the Company had net operating loss carryforwards of approximately $8,700,000 that may be offset against future taxable income from the year 2008 through 2028. No tax benefit has been reported in the accompanying financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

NOTE 3 -	INCOME TAXES (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 4 -	NOTES PAYABLE

During the year ended March 31, 2008 the Company negotiated a settlement on a note payable due to an unrelated entity. According to the terms of the settlement agreement, the Company agreed to assign certain investments and notes receivable totaling $1,347,145 in as payment in full on a note payable totaling $1,644,818, including accrued interest. As a result of this transaction, the Company recorded a gain on settlement of debt in the amount of $ 297,673. As of March 31, 2008, the Company had no additional obligations relating to this note payable

NOTE 5 -	INVESTMENTS

At March 31, 2008 the Company held investments in the amount of $3,364,330. These investments have been classified as trading securities, pursuant to SFAS 115.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company’s independent accountants over any item involving the Company’s financial statements. The Company’s independent accountants are Moore & Associates, Chartered, 2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253 7499 Fax (702) 253 7501

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

1.	Directors and Executive Officers

As of March 31, 2008, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

Name	Age	Position	Time Period Served
Thomas E. Stamos	51	President & Director*	7/25/2003 - Present
R. Brooke Williamsen	47	Vice-President & Director*	7/25/2003 - Present

*The Company’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company’s officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

2.	Business Experience:

Thomas E. Stamos, age 51, is the President and a Director. Mr. Stamos is a practicing attorney at law in Salt Lake City, Utah. He received a Bachelor of Science Degree in History and Political Science from the University of Utah in Salt Lake City, Utah; a Masters in Business Administration from Nova University Graduate School of Business in Fort Lauderdale, Florida; and a Juris Doctorate from Brigham Young University J. Reuben Clark Law School in Provo, Utah.

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

R. Brooke Williamsen, age 47, is the Vice President and a Director of the Company. He received a B.A. degree in Arts, English Literature, with a Minor in Mandarin Chinese from the University of Utah in Salt Lake City, Utah. He attended the East China Institute of Politics and Law in Shanghai, China in June and July of 1988. Mr. Williamsen received a Juris Doctorate from the J. Ruben Clark Law School at Brigham Young University in Provo, Utah.

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

3.	Directors of Other Reporting Companies:

None of the officers or directors of the Company are directors of any other reporting company.

4.	Employees:

The officers and directors who are identified above are the significant employees of the Company.

5.	Family Relationships:

There are no family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company.

6.	Involvement in Certain Legal Proceedings:

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

(3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information about compensation paid or accrued by the Company during the years ended March 31, 2004 to the Company’s officers and directors. None of the Executive Officers of the Company earned more than $100,000 during the years ended March 31, 2008, 2007, and 2006.

Summary of Compensation Table

Name & Principal Position	Year	Salary	Bonus	Annual Compensation	Other Restricted Stock Awards	Under- Lying Options /SARs	Securities	LTIP Payouts	Other Compensation
Thomas E.	2008	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Stamos	2007	$31,440	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
President & Director	2006	$97,017	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

R. Brooke	2008	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Williamsen	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Vice President & Director	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Randy S.	2008	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Jorgensen	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Secretary/Treasurer & Director	2006	$113,013	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

1.	Security Ownership of Certain Beneficial Owners:

The following information sets forth certain information as of March 31, 2008; and reflects the stock ownership of each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company’s Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Camille Froidevaux, Trustee Budinet & Associates 20 Rue Senebier, P.B. 166 1211 Geneva, SWITZ	245,554,917	52.56%

Common	SB Trust C/O David G. Badger, Trustee 919 Hilltop Road Salt Lake City, UT 84103	144,450,073	30.93%

Common	Thomas E. Stamos 5891 Sagewood Salt Lake City, UT 84107	55,382,244	11.86%

	Total of Shares	445,387,234	95.36%

2.	Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Thomas Stamos 5891 Sagewood Murray, UT 84107	55,382,244	11.86%

Common	R. Brooke Williamsen 5383 S 900 E Salt Lake City, UT 84117	1,000,000	0.21%

	Total of Shares	56,382,244	12.07%

3.	Changes in Control:

There is no arrangement which may result in a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

These shares were issued in consideration for cash and reorganization services rendered by the above individuals in connection with the Company’s move into the real estate finance, mortgage and development fields. Said shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company presently has 466,770,406 common shares issued and outstanding.

ITEM 13. EXHIBITS

The following exhibits are filed with this Form 10-K:

Assigned Number	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession: None

(3)(i)	Articles of Incorporation: Incorporated by this reference from the Company.

(3)(ii)	By-laws of the Company: Incorporated by this reference from the Company.

(4)	Instruments defining the rights of holders including indentures: None

(9)	Voting Trust Agreement: None

(10)	Material Contracts: Acquisitions Agreement regarding Springfield Finance & Mortgage, LLC

(11)	Statement regarding computation of per share earnings: Computations can be determined from financial statements.

(13)	Annual Report to Security holders for the last fiscal year: None.

(14)	Code of Ethics: (To be adopted)

(16)	Letter on change in certifying accountant: None

(18)	Letter on change in accounting principles:

(20)	Other documents or statements to security holders: None

(21)	Subsidiaries of the registrant: Springfield Finance & Mortgage, LLC

(22)	Published reports re: matters submitted to a vote of security holders: None

(23)	Consent of experts and counsel: None

(24)	Power of Attorney: None

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications

(99)	Additional Exhibits: None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company by the Company's principal accountant, Moore & Associates, Chartered, for the audit of the Company's annual financial statements totaled $5,000 for the audit of the financial statement for the fiscal year end March 31, 2008. Audit fees consist of fees for the audit and review of the Company's financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC. No other fees were billed to the Company by Moore & Associates, Chartered in connection with such financials other than as described above.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES & DEVELOPMENT COMPANY

Dated: July 3, 2008

By:          /s/ Thomas Stamos
Thomas Stamos, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas Stamos, President, Director
July 3, 2008
Thomas Stamos

/s/R. Brooke Williamsen, Vice President, Director
July 3, 2008
R. Brooke Williamsen