Form 10-Q
period 2008-06-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2008-08-13
CIK 812555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2008; or

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

As of August 10, 2008, there were 467,039,666 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format	Yes ☐ No ☒

AMERICAN RESOURCES and DEVELOPMENT COMPANY AND SUBSIDIARIES
Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management's Discussion and Analysis or Plan or Operations
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

i

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	June 30,	March 31,
	2008	2008
CURRENT ASSETS	(Unaudited)

Cash	$42,148	$21,429
Investments	4,160,712	3,364,330

Total Current Assets	4,202,860	3,385,759

TOTAL ASSETS	$4,202,860	$3,385,759

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.01 par value; 500,000,000
shares authorized; 467,039,666 shares
issued and outstanding	467,040	467,040
Additional paid-in capital	11,553,822	11,553,822
Accumulated deficit	(7,818,002)	(8,635,103)

Total Stockholders' Equity (Deficit)	4,202,860	3,385,759

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$4,202,860	$3,385,759

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	June 30,
	2008	2007

REVENUES	$883,822	$-

COST OF SALES	-	-

GROSS PROFIT	883,822	-

EXPENSES

General and administrative	74,323	8,366

Total Expenses	74,323	8,366

OPERATING LOSS	809,499	(8,366)

OTHER INCOME (EXPENSES)

Interest expense	-	(26,714)
Interest income	7,602	-
Unrealized loss on investments	-	(143,673)

Total Other Income (Expense)	7,602	(170,387)

NET INCOME (LOSS)	$817,101	$(178,753)

BASIC LOSS PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	466,770,406	466,770,406

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007

Net income (loss)	$817,101	$(178,753)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Earnings on investments	(883,822)	-
Interest earned on investments	(7,560)	-
Unrealized loss on investments	-	143,673
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	-	30,988

Net Cash Used by Operating Activities	(74,281)	(4,092)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	(95,000)	(1,725,000)
Cash withdrawals from investments	190,000	-

Net Cash Provided (Used) by Investing Activities	95,000	(1,725,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes receivable	-	(108,409)

Net Cash Used by Financing Activities	-	(108,409)

NET INCREASE (DECREASE) IN CASH	20,719	(1,837,501)

CASH AT BEGINNING OF PERIOD	21,429	1,865,852

CASH AT END OF PERIOD	$42,148	$28,351

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND
INVESTING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2008 Annual Report on Form 10-K of the Company. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

i. Basic Income (Loss) per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. As of June 30, 2008, there were no common stock equivalents outstanding. Therefore, the basic and fully diluted income (loss) per share is the same for the periods presented herein.

NOTE 3 -	COMMON STOCK

During fiscal 2005 the Company issued 12,500,000 shares of its restricted common stock in exchange for the purchase of 100% of the members’ units and net assets of SFMC. The value of the exchange ($8,923) was deemed by management to be equal to the net book value of the assets and liabilities of SFMC since the only assets acquired were cash and notes receivable with values substantially equal to their face values, and the only liabilities were notes payable and accrued interest bearing terms deemed equal to traditional terms used in arms-length transactions. As of June 30, 2008, the Company had 467,039,666 shares of common stock issued and outstanding.

NOTE 4 -	SIGNIFICANT EVENTS

During the period ended June 30, 2008, the Company invested a sum of $95,000 in BC Oil, LLC. {“BC”), an Idaho company, in order to help BC meet its short-term cash requirements. This investment is the first tranche of a $250,000 investment the Company has agreed to make into BC. In exchange for this investment, BC has agreed to pay the Company 8.00% percent per month of the outstanding investment.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

During the three months ended June 30, 2008, the Company earned revenues totaling $883,822, compared to revenues of $-0- during the same period in 2007. This increase is attributed to the Company’s moving away from the real estate industry and focusing primarily on its investment operations.

Operating expenses for the three months ended June 30, 2008 totaled $74,323, a 788% increase from the comparable period of 2007. This increase resulted primarily from a sharp increase in general and administrative in the current period, particularly relating to auditing and accounting fees. Additionally, because the Company was nearly inactive during the three months ended June 30, 2008, operating expenses were unusually minimal during that brief period.

The Company earned net income of $817,101 during the three month period ended June 30, 2008, compared to a net loss of $178,753 in the comparable period of 2007. This increased net income resulted primarily from the Company’s investment income, partially offset by its increased operating expenses during the period. Basic net income per share was $0.00 for the three month period ended June 30, 2008, representing no material change from the comparable period of 2007.

Liquidity and Capital Resources

As of June 30, 2008, the Company had working capital of $4,202,860 compared to working capital of $3,385,759 at March 31, 2008. The change in working capital resulted primarily from the Company’s investment income.

During the three months ended June 30, 2008 the Company experienced negative cash flow from operating activities of $74,281, and had positive cash flows from investing activities of $95,000. The Company had zero cash flows from financing activities during the three months ended June 30, 2008. The Company’s cash requirements are currently so small that the Company can keep nearly all of its liquid assets invested in the market at all times. When the Company’s cash needs become significant, the Company will simply liquidate a portion of its working investments. Management does not anticipate the necessity of any external financing within the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company management, including the principal executive and principal financial officer (whom the Company refers to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Company management evaluated, with the participation of the Certifying Officer, the effectiveness of the Company disclosure controls and procedures as of June 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Certifying Officer concluded that, as of June 30, 2008, the Company disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
_______________
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
a Utah corporation

Dated: August 10, 2008	/s/ Tom Stamos
By: Tom Stamos
Its: President