Form 10-Q
period 2008-09-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2008-11-14
CIK 812555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2008; or

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

As of November 14, 2008, there were 467,039,666 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format         Yes ☐  No ☒

AMERICAN RESOURCES and DEVELOPMENT COMPANY AND SUBSIDIARIES
Report on Form 10-Q

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$14,606	$21,429
Investments	4,049,356	3,364,330

Total Current Assets	4,063,962	3,385,759

TOTAL ASSETS	$4,063,962	$3,385,759

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.01 par value; 500,000,000
shares authorized; 467,039,666 shares
issued and outstanding	467,040	467,040
Additional paid-in capital	11,553,822	11,553,822
Accumulated deficit	(7,956,900)	(8,635,103)

Total Stockholders' Equity (Deficit)	4,063,962	3,385,759

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$4,063,962	$3,385,759

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$(94,710)	$733,739	$789,112	$590,066

COST OF SALES	-	-	-	-

GROSS PROFIT	(94,710)	733,739	789,112	590,066

EXPENSES

General and administrative	106,181	144,854	180,514	153,220

Total Expenses	106,181	144,854	180,514	153,220

OPERATING INCOME (LOSS)	(200,891)	588,885	608,598	436,846

OTHER INCOME (EXPENSES)

Interest expense	-	(61,060)	-	(87,774)
Interest income	62,003	55,496	69,605	55,496

Total Other Income	.		.
(Expense)	62,003	(5,564)	69,605	(32,278)

NET INCOME (LOSS)	$(138,888)	$583,321	$678,203	$404,568

BASIC INCOME (LOSS)
PER SHARE	$(0.00)	$0.00	$0.00	$0.00

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	466,770,406	466,770,406	466,770,406	466,770,406

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$678,203	$404,568
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Earnings on investments	(789,112)	(839,976)
Interest earned on investments	(69,603)	-
Unrealized loss on investments	-	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	-	68,819

Net Cash Used by Operating Activities	(180,512)	(366,589)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	(250,000)	(1,725,000)
Cash withdrawals from investments	423,689	-

Net Cash Provided (Used) by Investing Activities	173,689	(1,725,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in notes receivable	-	1,025,591
Change in notes receivable - related parties		(759,752)

Net Cash Used by Financing Activities	-	265,839

NET INCREASE (DECREASE) IN CASH	(6,823)	(1,825,750)

CASH AT BEGINNING OF PERIOD	21,429	1,865,852

CASH AT END OF PERIOD	$14,606	$40,102

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND
INVESTING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND
SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2008 Annual Report on Form 10-K of the Company. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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
SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Recognition of Revenues

Investment income is the Company’s primary earnings focus. Revenues from investments are derived from trading securities, and unrealized gains and losses are recorded as earnings whether or not the underlying securities are sold. During periods in which the Company’s investments decrease in value, the losses are recorded as negative revenues.

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
SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Basic Income (Loss) per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. As of September 30, 2008, there were no common stock equivalents outstanding. Therefore, the basic and fully diluted income (loss) per share is the same for the periods presented herein.

NOTE 3 - COMMON STOCK

During fiscal 2005 the Company issued 12,500,000 shares of its restricted common stock in exchange for the purchase of 100% of the members’ units and net assets of SFMC. The value of the exchange ($8,923) was deemed by management to be equal to the net book value of the assets and liabilities of SFMC since the only assets acquired were cash and notes receivable with values substantially equal to their face values, and the only liabilities were notes payable and accrued interest bearing terms deemed equal to traditional terms used in arms-length transactions. As of September 30, 2008, the Company had 467,039,666 shares of common stock issued and outstanding.

NOTE 4 – SIGNIFICANT EVENTS

During the period ended September 30, 2008, the Company invested a sum of $250,000 in BC Oil, LLC. {“BC”), an Idaho company, in order to help BC meet its short-term cash requirements. In exchange for this investment, BC has agreed to pay the Company 8.00% percent per month of the outstanding investment.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

During the three months ended September 30, 2008, the Company had negative revenues totaling $94,710, compared to revenues of $733,739 during the same period in 2007. This decrease is attributed to the Company’s experiencing significant losses on its investments during the current quarter, as opposed to experiencing significant gains in the comparable quarter of the 2007 fiscal year.

Operating expenses for the three months ended September 30, 2008 totaled $106,181, a 27% decrease from the comparable period of 2007. This decrease resulted primarily from a decrease in general and administrative in the current period, particularly relating to auditing and accounting fees, as a result of streamlining its accounting and reporting processes.

The Company earned net loss of $138,888 during the three month period ended September 30, 2008, compared to a net income of $583,321 in the comparable period of 2007. This increased net loss resulted primarily from the Company’s investment losses, partially offset by its decreased operating expenses during the period. Basic net loss per share was $(0.00) for the three month period ended September 30, 2008, representing only a minimal change from the comparable period of 2007.

For the six months ended September 30, 2008 compared to the six months ended September 30, 2007.

During the six months ended September 30, 2008, the Company had revenues totaling $789,112, compared to revenues of $590,066 during the same period in 2007. This increase is attributed to the Company’s investment gains over the course of the six months, partially offset by significant losses on its investments during the current quarter.

Operating expenses for the six months ended September 30, 2008 totaled $180,514, a 18% increase from the comparable period of 2007. This increase resulted primarily from a increase in general and administrative in the current period, particularly relating to auditing and accounting fees, as the Company developed and implemented certain accounting protocols to help make reporting more timely and efficient.

The Company earned net income of $678,203 during the six month period ended September 30, 2008, compared to a net income of $404,568 in the comparable period of 2007. This increased net income resulted primarily from the Company’s investment income, partially offset by its increased operating expenses during the period. Basic net income per share was $0.00 for the six month period ended September 30, 2008, representing only a minimal change from the comparable period of 2007.

Liquidity and Capital Resources

As of September 30, 2008, the Company had working capital of $4,063,962 compared to working capital of $3,385,759 at March 31, 2008. The change in working capital resulted primarily from the Company’s investment income.

During the six months ended September 30, 2008 the Company experienced negative cash flow from operating activities of $180,512, and had positive cash flows from investing activities of $173,689. The Company had zero cash flows from financing activities during the six months ended September 30, 2008. The Company’s cash requirements are currently so small that the Company can keep nearly all of its liquid assets invested in the market at all times. When the Company’s cash needs become significant, the Company will simply liquidate a portion of its working investments. Management does not anticipate the necessity of any external financing within the next 12 months.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

American Resources and Development Company,
a Utah corporation

Dated: November 14, 2008	/s/ Keith M Elison
By: Keith M Elison
Its: Chief Financial Officer