Form 10-Q
period 2008-12-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2009-02-23
CIK 812555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: December 31, 2008; or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                            Yes  ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                            Yes  ☐ No ☒

As of February 15, 2009, there were 467,039,666 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format                                                                           Yes  ☐ No ☒

AMERICAN RESOURCES and DEVELOPMENT COMPANY AND SUBSIDIARIES
Report on Form 10-Q

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$7,619	$21,429
Investments in marketable securities	1,840,122	3,364,330

Total Current Assets	1,847,741	3,385,759

OTHER ASSETS

Notes receivable - related party	22,500	-

Total Other Assets	22,500	-

TOTAL ASSETS	$1,870,241	$3,385,759

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,000	$-

Total Current Liabilities	2,000	-

TOTAL LIABILITIES	2,000	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.01 par value; 500,000,000 shares authorized; 467,039,666 shares issued and outstanding	467,040	467,040
Additional paid-in capital	11,553,822	11,553,822
Accumulated deficit	(10,152,621)	(8,635,103)

Total Stockholders' Equity (Deficit)	1,868,241	3,385,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,870,241	$3,385,759

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

REVENUES	$(1,853,611)	$1,506,753	$(1,064,499)	1,650,426

COST OF SALES	-	-		-

GROSS PROFIT	(1,853,611)	1,506,753	(1,064,499)	1,650,426

EXPENSES

General and administrative	26,628	145,562	207,142	220,290
Impairment of Investment	315,482	-	315,482	-

Total Expenses	342,110	145,562	522,624	220,290

OPERATING INCOME (LOSS)	(2,195,721)	1,361,191	(1,587,123)	1,430,136

OTHER INCOME (EXPENSES)

Interest expense	-	(91,590)	-	(118,304)
Interest income	-	101,231	69,605	101,587

Total Other Income (Expense)	-	9,641	69,605	(16,717)

NET INCOME (LOSS)	$(2,195,721)	$1,370,832	$(1,517,518)	$1,413,419

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	466,770,406	466,770,406	466,770,406	466,770,406

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,517,518)	$1,413,419
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Earnings on investments	1,524,208	(1,806,924)
Interest earned on investments
Unrealized loss on investments	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	2,000	99,349

Net Cash Used by Operating Activities	8,690	(294,156)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	-	(1,725,000)
Cash withdrawals from investments	-	-

Net Cash Provided (Used) by Investing Activities	-	(1,725,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in notes receivable	(22,500)	1,025,591
Change in notes receivable - related parties	-	(783,122)

Net Cash Used by Financing Activities	(22,500)	242,469

NET INCREASE (DECREASE) IN CASH	(13,810)	(1,776,687)

CASH AT BEGINNING OF PERIOD	21,429	1,865,852

CASH AT END OF PERIOD	$7,619	$89,165

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND INVESTING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND
SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto  included in its March 31, 2008 Annual Report on Form 10-K of the Company.  Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

i.  Basic Income (Loss) per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period.  As of December 31, 2008, there were no common stock equivalents outstanding.  Therefore, the basic and fully diluted income (loss) per share is the same for the periods presented herein.

NOTE 3 -	COMMON STOCK

During fiscal 2005 the Company issued 12,500,000 shares of its restricted common stock in exchange for the purchase of 100% of the members’ units and net assets of SFMC.  The value of the exchange ($8,923) was deemed by management to be equal to the net book value of the assets and liabilities of SFMC since the only assets acquired were cash and notes receivable with values substantially equal to their face values, and the only liabilities were notes payable and accrued interest bearing terms deemed equal to traditional terms used in arms-length transactions.  As of December 31, 2008, the Company had 467,039,666 shares of common stock issued and outstanding.

NOTE4 –	SIGNIFICANT EVENTS

BC Oil Investment - During the period ended December 31, 2008, the Company invested a sum of $250,000 in BC Oil, LLC. (“BC”), an Idaho company, in order to help BC meet its short-term cash requirements. In exchange for this investment, BC agreed to pay the Company 8.00% percent per month of the outstanding investment.  The Company later made the determination that the BC was unlikely be able to make the monthly interest payments in the near future, and that the investment was significantly impaired.  Due to this determination, the Company fully impaired its investment in BC Oil, such that at December 31, 2008, the book value of the investment was $-0-.

Variations in Investment Revenues – During the three months ended December 31, 2008 the Company’s investment yielded negative revenues of $1,853,611, as compared with positive revenues of $1,506,753 during the corresponding period of 2007.  The negative revenues in the current period were a significant factor in the reduction of the Company’s total investments from $3,364,330 at March 31, 2008 to $1,840,122 at December 31, 2008.

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

The Company’s goal is to take advantage of the markets trading RANGE rather than its DIRECTION.  We sell Out-of-the-Money Call and Put Option contracts on the S&P 500 Futures (the underlying) market and receive a credit on each trade.  We then take advantage of the time decay of these Out-Of-The-Money options as the market stays between our two selected Strike Price levels. This strategy is called a Short Strangle.  Profits (and or losses)  are earned  from the credit (premium) received and the time decay of the option contracts.  Positions are generally closed out and new positions entered after the third Friday of each month, thus there are approximately 12 trading periods each year. The 30 day liquidity period allows us to properly analyze and evaluate the recent trading range of the market; and,   to keep pace with the ever changing value of the S&P 500 Futures price. The re-positioning of trades for each succeeding month is a critical component in controlling risk. From a cash management perspective this concept provides excellent liquidity. Call Option Strike Prices are usually sold 100 points ABOVE the value of the underlying while Put Option Strike Prices are usually sold 125 – 200 points BELOW the underlying.

There are no limitations on the percentage of Company assets which the Company may invest in any one investment, or type of investment.  Any Company policy regarding such investments may be changed without a vote of the Company’s shareholders.  It is the Company’s policy to make investments primarily for income, though assets also may be acquired for possible capital gain.

RESULTS OF OPERATIONS

For the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

During the three months ended December 31, 2008, the Company had negative revenues totaling $1,853,611 compared to revenues of $1,506,753 during the same period in 2007.  This decrease is attributed to the Company’s experiencing significant losses on its investments during the current quarter, as opposed to experiencing significant gains in the comparable quarter of the 2007 fiscal year.

Operating expenses for the three months ended December 31, 2008 totaled $342,110 a 135% increase from the comparable period of 2007.  This increase resulted primarily from an investment impairment expense in the amount of $315,482 being recognized in the current quarter.  This expense was partially offset by a $118,934 decrease in general and administrative expenses during the current period, particularly relating to auditing and accounting fees, as a result of streamlining its accounting and reporting processes.

The Company recognized a net loss of $2,195,721 during the three month period ended December 31, 2008, compared to a net income of $1,370,832 in the comparable period of 2007.  This increased net loss resulted primarily from the Company’s investment losses, partially offset by its decreased operating expenses during the period.  Basic net loss per share was $(0.00) for the three month period ended December 31, 2008, representing only a minimal change from the comparable period of 2007.

For the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.

During the nine months ended December 31, 2008, the Company had negative revenues of $1,064,499 compared to positive revenues of $1,650,426 during the same period in 2007.  This decrease is attributed to the Company’s experiencing significant losses on its investments during the current nine-month period, as opposed to experiencing significant gains in the comparable period of the 2007 fiscal year.

Operating expenses for the nine months ended December 31, 2008 totaled $522,624, a 137% increase from the comparable period of 2007.  This increase resulted primarily from an impairment of investment charged during the company’s 3rd quarter.

The Company recorded a net loss of $1,517,518 during the nine month period ended December 31, 2008, compared to a net income of $1,413,419 in the comparable period of 2007.  This decrease in net income resulted primarily from the Company’s investment losses, partially offset by its decreased operating expenses during the period.  Basic net loss per share was $0.00 for the nine month period ended December 31, 2008, representing only a minimal change from the comparable period of 2007.

Liquidity and Capital Resources

As of December 31, 2008, the Company had working capital of $1,845,741 compared to working capital of $3,385,759 at March 31, 2008. The change in working capital resulted primarily from the Company’s investment losses.

During the nine months ended December 31, 2008 the Company experienced cash flow from operating activities of $8,690, and zero cash flows from investing activities.  The Company had negative cash flows of $22,500 from financing activities during the nine months ended December 31, 2008.  The Company’s cash requirements are currently so small that the Company can keep nearly all of its liquid assets invested in the market at all times.  When the Company’s cash needs become significant, the Company will simply liquidate a portion of its working investments.  Management does not anticipate the necessity of any external financing within the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company management, including the principal executive and principal financial officer (whom the Company refers to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Company management evaluated, with the participation of the Certifying Officer, the effectiveness of the Company disclosure controls and procedures as of December 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Certifying Officer concluded that, as of December 31, 2008, the Company disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

American Resources and Development Company,
a Utah corporation

Dated: February 15, 2009	/s/ Keith M Elison
By: Keith M Elison
Its: Chief Financial Officer