Form 10-K
period 2009-03-31
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2009-07-15
CIK 812555

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☐   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
COMMISSION FILE NO. 000-18865
or
☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

American Resources & Development Company
(Name of small business issuer on its charter)

Utah (State or Other Jurisdiction of Incorporation or Organization)	87-0401400 (I.R.S. Employer Identification Number)

5891 Sagewood
Murray, Utah 84107

(801) 230 1030
(Address and telephone number
of principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Check if disclosure of delinquent filers pursuant to Item 405, of Regulation S-B is not contained in this form , and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant's revenue for its most recent fiscal year: $(863,048)

On March 31, 2009 the aggregate market value of the voting stock of American Resources & Development Company held by non-affiliates of the registrant was approximately $466,474. There is currently a limited public market for the registrant’s common stock.

As of March 31, 2009 there were 466,039,666 outstanding shares of common stock, par value $0.001.

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

No meetings were held in during the fiscal years ended March 31, 2009 and 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF OUR COMMON STOCK AND DIVIDEND POLICY

As of March 31, 2009 there were 467,039,666 shares of our common stock outstanding, held by approximately 1,339 shareholders of record, including shares held in street name. Our common stock is quoted on the Pink Sheets ‘Grey Market’ under the symbol “ADCO.”  The following table sets forth, for the periods indicated, the high and low bids for our common stock; the bids reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The last reported bid for our common stock through March 31, 2009 was $0.001 per share.

Fiscal Year Ended March 31, 2009
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

There were approximately 1,339 shareholders of record of the Company's common stock as of March 31, 2009.    Of the 467,039,666 shares issued and outstanding as of March 31, 2009, 464,513,702  shares are considered ‘investment stock’ and 45,225 shares are considered ‘control stock’.  They are all restricted.  They have all been held for more than one (1) year and would be available for sale under Rule 144.

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

The Company’s common stock is a "penny stock" as defined by the rules and regulations promulgated by the Securities and Exchange Commission.  Pursuant to Section 3(a)(51)(A) of the  Exchange Act of 1934, as amended, any equity security is considered to be a "penny stock" unless that security is:

S	Registered and traded on a national securities exchange meeting specified SEC criteria;

S	authorized for quotation on NASDAQ;

S	issued by a registered investment company;

S	excluded, on the basis of price of the issuer's net tangible assets, from the definition of the term by SEC rule; or

S	exempted from the definition by the SEC.

Currently, the Company's common stock does not fall within any of these non-penny stock categories.

The Commission's rules and regulations impose disclosure, reporting and other  requirements on brokers-dealers in penny stock transactions.  In summary, these requirements are as follows:

Brokers and dealers, prior to effecting any penny stock transactions, must provide customers with a document that discloses the risks of investing in the penny stock market. Section 15(g)(2) requires such risk disclosure documents to:

S	contain a description of the nature and level of risk involved in the penny stock market;

S	fully describe the duties of the broker-dealer to the customer, and the rights and remedies available;

S	explain the nature of "bid" and "ask" prices in the penny stock market;

S	supply a toll-free telephone number to provide information on disciplinary histories;

S	describe all significant terms used in the risk disclosure document.

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

Internal Control

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management has concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of March 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Results of Operations

For the Period from March 31, 2008 through March 31, 2009.

Revenues from continuing operations for the years ended March 31, 2009 and 2008 were $(863,0480 and $1,803,812 respectively. 100% of the revenues earned in the current year were the result of the Company’s investment short strangle strategy, whereas revenues from the prior year resulted primarily from real estate financing and development

Total operating expenses for the period ending March 31, 2009 were $546,224, compared to $259,305 in for the fiscal year ended March 31, 2008.  This increase in operating expenses was largely the result of the Company’s election to fully impair its investment in BC Oil, resulting in an impairment expense of $315,482.  We reported net loss of $1,339,667, or $0.00 per share, for the period ended March 31, 2009, an decrease of $3,163,410 from the net income of $1,823,743, or $0.00 per share, reported for the year ended March 31, 2008. The decrease in net income for the year ended March 31, 2009 was largely a result of losses from the Company’s short-term investments.

Liquidity and Capital Resources

At March 31, 2009, we had cash on hand of $6,954, and short-term investments in the amount of $2,021,803.  We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $600,000.  Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses and/or we purchase additional equipment, we may have to rely on our directors, or on outside sources, to provide additional funds. However, we have no agreements with anyone to provide future funds to our Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. Presently we are attempting to raise funds through a private placement of our shares of common stock. We do not have any firm commitments from third parties to provide funding, and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

As reported by the Company’s auditors in Note 5 of our audited financial statements, the Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern.

At March 31, 2009, we had total assets of $2,046,257 and stockholders' equity of $2,046,092.

Net Operating Loss

We have accumulated approximately $9,974,770 of net operating loss carryforwards as of March 31, 2009, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2029. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended March 31, 2009 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

You should be aware that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

·	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
·	uncertainties following any successful acquisition or merger related to the future rate of growth of our business and acceptance of our products and/or services;
·	volatility of the stock market, particularly within the technology sector; and
·	general economic conditions.

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

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007).  It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this pronouncement to have a material impact on its financial position, results of operations or cash flows.

SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                      PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Resources and Development Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Resources and Development Company and Subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Resources and Development Company and Subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
July 14, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	March 31,
	2009	2008

CURRENT ASSETS

Cash	$6,954	$21,429
Notes receivable - related parties	17,500	-
Investments	2,021,803	3,364,330

Total Current Assets	2,046,257	3,385,759

TOTAL ASSETS	$2,046,257	$3,385,759

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable - related party	$165	$-

Total Current Liabilities	165	-

TOTAL LIABILITIES	165	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.01 par value; 500,000,000
shares authorized; 467,039,666
shares issued and outstanding	467,040	467,040
Additional paid-in capital	11,553,822	11,553,822
Accumulated deficit	(9,974,770)	(8,635,103)

Total Stockholders' Equity (Deficit)	2,046,092	3,385,759

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,046,257	$3,385,759

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	March 31,
	2009	2008	2007

REVENUES	$(863,048)	$1,803,812	$499,313

COST OF SALES	-	-	-

GROSS PROFIT	(863,048)	1,803,812	499,313

EXPENSES

General and administrative	230,742	259,305	202,505
Impairment of investment	315,482	-	-

Total Expenses	546,224	259,305	202,505

OPERATING INCOME (LOSS)	(1,409,272)	1,544,507	296,808

OTHER INCOME (EXPENSES)

Interest expense	-	(145,018)	(44,456)
Interest income	69,605	117,689	74,751
Loss on disposal of fixed assets	-	-	(27,563)
Gain on forgiveness of debt	-	306,565	-
	.	.
Total Other Income (Expense)	69,605	279,236	2,732

Provision for Income Taxes	-	-	-

NET INCOME (LOSS)	$(1,339,667)	$1,823,743	$299,540

BASIC INCOME (LOSS)
PER SHARE	$(0.00)	$0.00	$0.00

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	467,039,666	467,039,666	466,905,036

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2006	466,770,406	466,771	11,554,091	(10,758,386)	1,262,476

Common shares issued into
reserve	269,260	269	(269)	-	-

Net income for the year ended
March 31, 2007	-	-	-	299,540	299,540

Balance, March 31, 2007	467,039,666	467,040	11,553,822	(10,458,846)	1,562,016

Net income for the year ended
March 31, 2008	-	-	-	1,823,743	1,823,743

Balance, March 31, 2008	467,039,666	467,040	11,553,822	(8,635,103)	3,385,759

Net loss for the year ended
March 31, 2009	-	-	-	(1,339,667)	(1,339,667)

Balance, March 31, 2009	467,039,666	$467,040	$11,553,822	$(9,974,770)	$2,046,092

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	March 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,339,667)	$1,823,743	$299,540
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	-	-	1,894
Loss on disposal of fixed assets	-	-	13,513
Gain on forgiveness of debt	-	(297,673)	-
Change in investments	1,342,527	(2,239,655)	-
Changes in operating assets and liabilities
Increase in accounts receivable	-	-	(20,407)
Increase in notes receivable	-	-	238,350
Increase in notes receivable - related party	-	-	117,082
Increase in other assets	-	-	16,482
Increase (decrease) in accounts payable
and accrued expenses	165	115,391	(55,178)

Net Cash rovided (Used)
by Operating Activities	3,025	(598,194)	611,276

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	-	(1,725,000)	-
Decrease in land	-	-	585,239
Increase in fixed assets	-	-	(8,658)

Net Cash Provided (Used)
by Investing Activities	-	(1,725,000)	576,581

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term debt	-	-	64,153
Net payments on notes receivable	(17,500)	1,025,591	(1,210,571)
Net proceeds from long-term debt - related party	-	(546,820)	1,216,544

Net Cash Provided (Used)
by Financing Activities	(17,500)	478,771	70,126

NET DECREASE IN CASH	(14,475)	(1,844,423)	1,257,983

CASH AT BEGINNING OF PERIOD	21,429	1,865,852	607,869

CASH AT END OF PERIOD	$6,954	$21,429	$1,865,852

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

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
March 31, 2009 and 2008

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

j.  Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 1 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.  Recent Accounting Pronouncements (Continued)

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 1 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.  Recent Accounting Pronouncements (Continued)

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 1 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.  Recent Accounting Pronouncements (Continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 1 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.  Recent Accounting Pronouncements (Continued)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 1 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.  Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 -	COMMON STOCK

During fiscal 2005 the Company issued 12,500,000 shares of its restricted common stock in exchange for the purchase of 100% of the members’ units and net assets of SFMC.  The value of the exchange ($8,923) was deemed by management to be equal to the net book value of the assets and liabilities of SFMC since the only assets acquired were cash and notes receivable with values substantially equal to their face values, and the only liabilities were notes payable and accrued interest bearing terms deemed equal to traditional terms used in arms-length transactions.  As of March 31, 2009, the Company had 467,039,666 shares of common stock issued and outstanding.

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

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 3 -	INCOME TAXES (Continued)

Net deferred tax assets consist of the following components as of March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008
Deferred tax assets:
NOL Carryover	$1,803,440	$1,280,970

Deferred Tax Liabilities:	-	-

Valuation allowance	(1,803,440)	(1,280,970)

Net deferred tax asst	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended March 31, 2009 and 2008 due to the following:

	March 31,	March 31,
	2009	2008
Book income (loss)	$522,470	$(711,260)

Valuation allowance	(522,470)	711,260

	$-	$-

At March 31, 2009, the Company had net operating loss carryforwards of approximately $9,200,000 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the accompanying financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 5 -	INVESTMENTS

At March 31, 2009 the Company held investments in the amount of $2,021,803.  These investments have been classified as trading securities, pursuant to SFAS 115. Due to the fact that these investments represent the Company’s primary business emphasis, investment earnings and losses are recorded through operating revenues.  Due to the nature and extreme volatility of the investments, the Company does not record unrealized gains and losses on the investments through a valuation account.  Rather, the Company records earnings and losses at the time its trades are closed.

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

As of March 31, 2009, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

Name	Age	Position	Time Period Served
Thomas E. Stamos	52	President & Director*	7/25/2003 - Present
R. Brooke Williamsen	48	Vice-President & Director*	7/25/2003 - Present

*The Company’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified.  The Company’s officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

2.	Business Experience:

Thomas E. Stamos, age 52, is the President and a Director.  Mr. Stamos is a practicing attorney at law in Salt Lake City, Utah.  He received a Bachelor of Science Degree in History and Political Science from the University of Utah in Salt Lake City, Utah; a Masters in Business Administration from Nova University Graduate School of Business in Fort Lauderdale, Florida; and a Juris Doctorate from Brigham Young University J. Reuben Clark Law School in Provo, Utah.

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

R. Brooke Williamsen, age 48, is the Vice President and a Director of the Company.  He received a B.A. degree in Arts, English Literature, with a Minor in Mandarin Chinese from the University of Utah in Salt Lake City, Utah.  He attended the East China Institute of Politics and  Law in Shanghai, China in June and July of 1988.  Mr. Williamsen received a Juris Doctorate from the J. Ruben Clark Law School at Brigham Young University in Provo, Utah.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information about compensation paid or accrued by the Company during the years ended March 31, 2009, 2008, and 2007 to the Company’s officers and directors.  None of the Executive Officers of the Company earned more than $100,000 during the years ended March 31, 2009, 2008, and 2007.

Summary of Compensation Table

Name & Principal Position	Year	Salary	Bonus	Annual Compensation	Other Restricted Stock Awards	Under-Lying Options/SARs	Securities	LTIP Payouts	Other Compensation
Thomas E. Stamos President & Director	2009	$100	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2008	$0.000.00	$0.000.00	$0.000.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2007	$31,4400.00	$0.000.00	$0.000.00	$0.00	$0.00	$0.00	$0.00	$0.00

Keith M Elison Chief Financial Officer	2009	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2008	$0.000.00	$0.000.00	$0.000.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2007	$0.000.00	$0.000.00	$0.000.00	$0.00	$0.00	$0.00	$0.00	$0.00

Randy S. Jorgensen	2009	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2008	$0.000.00	$0.000.00	$0.000.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2007	$0.000.00	$0.000.00	$0.000.00	$0.00	$0.00	$0.00	$0.00	$0.00

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

1.	Security Ownership of Certain Beneficial Owners:

The following information sets forth certain information as of March 31, 2009; and reflects the stock ownership of each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company’s Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Camille Froidevaux, Trustee Budinet & Associates 20 Rue Senebier, P.B. 166 1211 Geneva, SWITZ	245,554,917	52.56%
Common	SB Trust C/O David G. Badger, Trustee 919 Hilltop Road Salt Lake City, UT 84103	144,450,073	30.93%
Common	Thomas E. Stamos 5891 Sagewood Salt Lake City, UT 84107	55,382,244	11.86%

	Total of Shares	445,387,234	95.36%

2.	Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Thomas Stamos 5891 Sagewood Murray, UT 84107	55,382,244	11.86%

	Total of Shares	55,382,244	11.86%

3.	Changes in Control:

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

ITEM 13.  EXHIBITS

The following exhibits are filed with this Form 10-K:

Assigned Number	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession: None

(3)(i)	Articles of Incorporation: Incorporated by this reference from the Company.

(3)(ii)	By-laws of the Company: Incorporated by this reference from the Company.

(4)	Instruments defining the rights of holders including indentures: None

(9)	Voting Trust Agreement: None

(10)	Material Contracts: None

(11)	Statement regarding computation of per share earnings: Computations can be determined from financial statements.

(13)	Annual Report to Security holders for the last fiscal year: None.

(14)	Code of Ethics: (To be adopted)

(16)	Letter on change in certifying accountant: None

(18)	Letter on change in accounting principles:

(20)	Other documents or statements to security holders: None

(21)	Subsidiaries of the registrant: Springfield Finance & Mortgage, LLC

(22)	Published reports re: matters submitted to a vote of security holders: None

(23)	Consent of experts and counsel: None

(24)	Power of Attorney: None

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications

(99)	Additional Exhibits: None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company by the Company's principal accountant, Moore & Associates, Chartered, for the audit of the Company's annual financial statements totaled $8,625 for the audit of the financial statement for the fiscal year end March 31, 2009.   Audit fees consist of fees for the audit and review of the Company's financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC.  No other fees were billed to the Company by Moore & Associates, Chartered in connection with such financials other than as described above.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCES & DEVELOPMENT COMPANY

Dated: July 13, 2009

By:	/s/ Thomas Stamos
Thomas Stamos, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas Stamos,  President, Director
July 13, 2009
Thomas Stamos

/s/ Keith M Elison, Chief Financial Officer
July 13, 2009
Keith M Elison