Form 10-Q
period 2009-06-30
AMERICAN RESOURCES & DEVELOPMENT CO
filed 2009-08-06
CIK 812555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2009; or

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

As of August 7, 2009, there were 467,039,666 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format     Yes ☐    No ☒

AMERICAN RESOURCES and DEVELOPMENT COMPANY AND SUBSIDIARIES
Report on Form 10-Q

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$4,133	$6,954
Note receivable - related party	17,500	17,500
Investments	2,381,271	2,021,803

Total Current Assets	2,402,904	2,046,257

TOTAL ASSETS	$2,402,904	$2,046,257

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,615	$-
Accounts payable - related party	-	165

Total Current Liabilities	4,615	165

TOTAL LIABILITIES	4,615	165

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.01 par value; 500,000,000 shares authorized; 467,039,666 shares issued and outstanding	467,040	467,040
Additional paid-in capital	11,553,822	11,553,822
Accumulated deficit	(9,622,573)	(9,974,770)

Total Stockholders' Equity (Deficit)	2,398,289	2,046,092

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,402,904	$2,046,257

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	June 30,
	2009	2008

REVENUES	$382,968	$883,822

COST OF SALES	-	-

GROSS PROFIT	382,968	883,822

EXPENSES

General and administrative	33,650	74,323

Total Expenses	33,650	74,323

OPERATING LOSS	349,318	809,499

OTHER INCOME (EXPENSES)

Interest income	-	7,602
Other income	2,879	-
	.	.
Total Other Income (Expense)	2,879	7,602

Provision for Income Taxes	-	-

NET INCOME (LOSS)	$352,197	$817,101

BASIC LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	466,770,406	466,770,406

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$352,197	$817,101
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Earnings on investments	(359,468)	(883,822)
Interest earned on investments	-	(7,560)
Unrealized loss on investments	-	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	4,450	-

Net Cash Used by Operating Activities	(2,821)	(74,281)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	-	(95,000)
Cash withdrawals from investments	-	190,000

Net Cash Provided (Used) by Investing Activities	-	95,000

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(2,821)	20,719

CASH AT BEGINNING OF PERIOD	6,954	21,429

CASH AT END OF PERIOD	$4,133	$42,148

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLIMENTAL SCHEDULE OF NON-CASH AND INVESTING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND
SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto  included in its March 31, 2009 Annual Report on Form 10-K of the Company.  Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

i.  Basic Income (Loss) per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period.  As of June 30, 2009, there were no common stock equivalents outstanding.  Therefore, the basic and fully diluted income (loss) per share is the same for the periods presented herein.

j.  Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

AMERICAN RESOURCES AND DEVELOPMENT COMPANY AND
SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.  Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

During the three months ended June 30, 2009, the Company had revenues totaling $382,968 compared to revenues of $883,822 during the same period in 2008.  This decrease is attributed to the Company’s experiencing significant losses on its investments during the end of the 2008 calendar year, leaving less to be invested in the Company’s futures portfolio for the quarter ended June 30, 2009.  In addition, volatile market conditions have induced the Company to become slightly more conservative in its investment strategy than it was prior to the 4th quarter of the 2008 calendar year.

Operating expenses for the three months ended June 30, 2009 totaled $33,650, a 55% decrease from the comparable period of 2008.  This decrease resulted primarily from a streamlining of business operations during the quarter.

The Company recognized net income of $352,197 during the three month period ended June 30, 2009, compared to net income of $817,101 in the comparable period of 2008.  This decreased net income resulted primarily from the Company’s decreased investment revenues coupled with a decrease in interest income.  These factors were partially offset by a significant decrease in operating expenses in the current quarter.  Basic net income per share was $0.00 for the three month period ended June 30, 2009, representing no change from the comparable period of 2008.

Liquidity and Capital Resources

As of June 30, 2009, the Company had working capital of $2,398,289 compared to working capital of $2,046,092 at March 31, 2009. The change in working capital resulted primarily from the Company’s investment revenues.

During the three months ended June 30, 2009 the Company experienced negative cash flow from operating activities of $2,821, and zero cash flows from investing and financing activities.  The Company’s cash requirements are currently so small that the Company can keep nearly all of its liquid assets invested in the market at all times.  When the Company’s cash needs become significant, the Company will simply liquidate a portion of its working investments.  Management does not anticipate the necessity of any external financing within the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company management, including the principal executive and principal financial officer (whom the Company refers to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Company management evaluated, with the participation of the Certifying Officer, the effectiveness of the Company disclosure controls and procedures as of June 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Certifying Officer concluded that, as of June 30, 2009, the Company disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

American Resources and Development Company,
a Utah corporation

Dated: August 6, 2009	/s/ Keith M Elison
By: Keith M Elison
Its: Chief Financial Officer